Form 10-K
period 2024-12-31
Arena Group Holdings, Inc.
filed 2025-04-15
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter for fiscal 2024, the aggregate market value of the common stock held by non-affiliates was $9,882,347. This calculation is based upon the closing price of the common stock of $0.77 per share on that date, as reported by the NYSE American.

As of April 7, 2025, the Registrant had 47,560,952 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

Form 10-K

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Annual Report on Form 10-K that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other comparable terminology.

Forward-looking statements in this Annual Report on Form 10-K, for example, statements about:

●	our ability to achieve and maintain profitability in the future;

●	our ability to maintain an effective system of internal control over financial reporting;

●	the success of strategic relationships with third parties;

●	our ability to recruit and retain qualified personnel;

●	our ability to manage our growth effectively, including through strategic acquisitions;

●	our ability to attract, develop, and retain capable Publisher Partners (as described below) and Expert Contributors (as described below);

●	our ability to attract new advertisers and to persuade existing advertisers to continue to advertise on the Platform (as described below);

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	our ability to attract, engage, and retain audiences;

●	protecting and monetizing our intellectual property;

●	maintaining and growing revenue streams;

●	retaining and growing trust in our brand and journalism given recent advances in Generative Artificial Intelligence;

●	our ability to continue to satisfy NYSE American listing rules;

●	our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements; and

●	other factors detailed under the section entitled “Risk Factors.”

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

Part I

Item 1. Business

The Arena Group Holdings, Inc. (the “Company,” “Arena Group,” “we,” “our,” or “us”), is a media company that leverages technology to build deep content verticals powered by anchor brands and a best-in-class digital media platform (the “Platform”) empowering publishers who impact, inform, educate, and entertain. Our strategy is to focus on key subject matter verticals where audiences are passionate about a topic category (e.g., sports & leisure, lifestyle, and finance) where we can leverage the strength of our core brands to grow our audience and increase monetization both within our core brands as well as for our media publisher partners (each, a “Publisher Partner”). Our focus is on leveraging our Platform and brands in targeted verticals to maximize audience reach, enhance engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our greater than 20 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We own and operate Athlon Sports, TheStreet, The Spun, Parade, Men’s Journal, HubPages, Men’s Fitness, Autoblog, and Adventure Network, and also power more than 150 independent Publisher Partners.

Each Publisher Partner joins the Platform by invitation only with the objective of improving our position in key verticals while optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and audience development expertise. While the Publisher Partners benefit from these critical performance improvements, they may also save substantial technology, infrastructure, advertising sales, member marketing and management costs. Additionally, we believe the lead brands within our verticals create a halo benefit for all Publisher Partners while each of them adds to the breadth and quality of content.

Of the more than 150 Publisher Partners, a majority of them publish content which aligns with one of our four verticals (sports & leisure, finance, lifestyle and platform), and oversee an online community for their respective sites, leveraging our Platform, monetization operation, distribution channels and data and analytics offerings, and benefiting from our ability to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. Audiences expand and advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners into a single platform and a large and experienced sales organization. They also benefit from our membership marketing and management systems, which we believe will enhance their revenue.

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

Our Verticals and Growth Strategy

Our business model is to grow the audience across our verticals while striving to diversify revenue and drive gross profit through traditional media brands as well as new digital-first brands. We believe our vertical model allows us and our Publisher Partners to leverage audience growth, technological efficiencies and cost savings across all of our brands.

Our primary areas of growth are expected to include expanding our audience within existing verticals, acquiring publishers that have premium branded content and can broaden the reach and impact of the Platform, and adding independent Publisher Partners. To support our growth strategy, specific initiatives include (i) expanding audience reach and impact within our verticals by boosting content production and enhancing audience engagement, (ii) improving revenue yield of existing content through technology-enabled monetization strategies and expanding syndication of the content on our Platform by re-publishing the content on third party websites, (iii) acquiring or partnering with strong brands that can provide our audience tailored content and domain authority within existing verticals or in new verticals which we can develop, (iv) forming key strategic partnerships with like-minded partners of high-quality content, (v) partnering with entrepreneurial publishers to drive local content at variable cost tied to performance, and (vi) continuing to identify and partner with new Publisher Partners on our network to expand our content offerings and add scale to the ecosystem.

Our growth strategy is to continue adding new Publisher Partners in key verticals that management believes will expand the scale of unique users interacting on the Platform. In each vertical, we seek to build around leading brands, such as Athlon Sports or The Spun (for sports), TheStreet (for finance) and Parade and Men’s Journal (for lifestyle), surround them with subcategory specialists, and further enhance coverage with individual Expert Contributors.

Sports & Leisure Vertical - In 2019, we launched our Sport & Leisure Vertical which currently includes Athlon Sports, The Spun, Men’s Fitness, and Adventure Network.

We acquired Athlon Sports as part of the Parade acquisition in April 2022. It had been a print-only property publishing newsstand magazines covering the various drafts and both professional and collegiate sports. We leveraged its expertise and appeal online as part of our sports vertical and today it is a key component of our digital sports presence following substantial growth during 2024.

The Spun, founded in September 2012, and acquired by us in June 2021, is an online independent sports publication that brings readers the most interesting athletic stories of the day. The Spun focuses on the social media aspect of the industry.

Men’s Fitness is an iconic fitness brand which was relaunched during 2024 with a mission to be the definitive source for men who want to live stronger, healthier lives. The new site contains health and fitness news, training routines, nutrition expertise, gear reviews and more.

Adventure Network includes several brands which were acquired in December 2022 including Surfer, Powder, Bike, SKATEboarding, Snowboarder and NewSchoolers.

Finance Vertical – Our Finance Vertical currently includes TheStreet and Autoblog.

TheStreet is a leading financial news and information provider to investors and institutions worldwide and produces business news and market analysis for individual investors. TheStreet has a strong editorial tradition, a subscription platform, and valuable membership base to us, and benefits from our mobile-friendly Content Management System, social, video, and monetization technology.

Autoblog was acquired in September 2024 and subsequently relaunched. Autoblog is a leading automotive website with over 20 years of history. Autoblog has a history of delivering insightful reviews, breaking news, and unique commerce deals to its readers.

Lifestyle Vertical – Our Lifestyle Vertical currently includes Parade, Men’s Journal, and HubPages.

Parade, a premium-branded company, was acquired in April 2022 and helped to expand our digital audience reach. Parade has a legacy of providing premium entertainment and lifestyle content to readers and has become the anchor of our lifestyle vertical.

Men’s Journal was acquired in December 2022. Men’s Journal provides content to foster the aspirational spirit of its readers through coverage of gear, travel, health and fitness, food and drink, style, grooming and entertainment.

HubPages enhances the user’s experience by including content from individual creators in the HubPages network of premium content channels that are owned and operated by Arena. These channels, such as PetHelpful, dengarden and Fashionista, act as an open community for writers, explorers, knowledge seekers, and conversation starters to connect in an interactive and informative online space.

Platform Vertical

Our Platform Vertical includes websites which are published by our Publisher Partners while leveraging our Platform and technology. Publisher Partners use the Platform Services to produce, manage, host and monetize their content in accordance with the terms and conditions of partner agreements between each of our Publisher Partners and us (the “Partner Agreements”). Our Publisher Partners incur the costs with respect to creating their content; thus, not requiring capital investment by us. Pursuant to the Partner Agreements, we and our Publisher Partners split revenue generated from the Platform Services used in connection with the Publisher Partner’s content based on certain criteria. Criteria include whether the revenue was from digital advertising sales, was generated by our Publisher Partner or us, was generated in connection with a subscription or a membership, was generated from syndicating or third party licensing, or was derived from affiliate links.

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

On September 20, 2021, we rebranded to “The Arena Group.” Effective on February 8, 2022, we changed our legal name to The Arena Group Holdings, Inc. in conjunction with filing a Certificate of Amendment and Certificate of Corrections with the State of Delaware. On February 9, 2022, our common stock began trading on the NYSE American under the trading symbol “AREN”.

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

As of December 31, 2024, we had seven issued patents in the United States, all expiring by 2033.

As of December 31, 2024, we also owned approximately 1,300 U.S. copyright registrations and had unregistered copyrights in our software documentation, software code, marketing materials, and website content that we developed, and owned over 1,200 registered domain names. As of December 31, 2024, we also owned approximately 118 U.S. trademark registrations, 32 pending U.S. trademark applications, and 90 issued foreign trademark registrations and 18 pending foreign trademark applications in over 30 countries, and a number of unregistered marks that we use in the United States and other countries to promote our brands.

Our registered trademarks are all subject to maintenance or renewal at various times through 2034.

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

Human Capital Resources

Our total number of employees as of December 31, 2024 was 198, of which 190 were full-time employees and 8 were part-time employees. As of December 31, 2024, no employees are represented by a union.

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

Seasonality

We experience seasonality in our business as a result of typical seasonal spending trends in the advertising industry due to consumer behavior and market activity throughout the year. These seasonal trends are driven by calendar or commercial events that happen annually including holidays, weather, school terms, sports seasons and major sporting events. Seasonality can be viewed between our fiscal quarters. The first quarter of the calendar year is notably our most challenging quarter for revenue performance. During this quarter, advertisers are planning their budgets and current year spend and consumer spending declines after the holidays. As a result, Revenue per Page View (“RPM”) is typically lowest during the first quarter. During the second quarter of the calendar year, we typically see advertisers starting to spend their budgets more actively, which results in RPMs starting to recover. Summer is traditionally a quiet season, as people spend more time outdoors and less time online resulting in lower revenue in the third quarter. Advertisers usually readjust their budgets during this time and devise new strategies for the remainder of the year. Naturally, we see the highest dip in July, after which RPMs gradually start to increase. The fourth quarter of the calendar year is our most profitable season. Advertising typically peaks in the fourth quarter as advertisers tend to concentrate their budgets during the holiday season. This trend is magnified by professional sports and college football seasons, which account for a significant portion of our advertising revenue during that period of the year. Other sporting events such as the Super Bowl, the Winter and Summer Olympics, soccer’s World Cup, and major golf, tennis and cycling events create increased traffic at the time of these respective events.

Competition

Currently, we believe that there are many competitors delivering media content in the verticals that we serve on the web and on mobile devices and an even broader array of general media companies and major media brands that compete for the attention of users overall and the advertisers who desire to reach them. We have developed a playbook that leverages our Platform to optimize the performance of both our owned and operated and our Publisher Partners’ properties. The playbook is a set of processes, procedures and tactics that help improve the consumer experience, develop a greater organic audience reach, apply data management and artificial intelligence tools, optimize monetization and leverage content through syndication, and improve distribution. The iconic brands leading each of our verticals, such as Athlon Sports, Parade, and TheStreet, leverage this playbook to deliver a highly engaging and effective experience for our users, advertisers and subscribers.

The Internet allows theoretically unlimited market access for niche or general media companies resulting in a large number and variety of participants competing directly for audiences, ad spend and membership revenues. The general business of online media, combined with some level or method of leveraging community, attracts many potential entrants, and in the future, there may be strong competitors that will compete with us in general or in selected markets. These and other companies may be better financed and be able to develop their markets more quickly and penetrate those markets more effectively. The following is a list of possible competitors and their respective categories:

●	Vice, Buzzfeed, Business Insider, et al., producers of niche content, leveraging social media, mobile, and video to compete for ad dollars;
●	Fortune, CNN, ESPN, Yahoo!, Google, et al., major media companies and producers of general content which also compete for ad dollars;
●	WordPress, Medium, RebelMouse, Arc, content management software providers, open to all including experts and professionals, which compete for publishers;

●	Leaf Group Ltd. and Future PLC, which compete for partners and ad dollars;
●	YouTube, Twitter, Facebook, Reddit, social media platforms open to all creators and which also compete for ad dollars and publishers; and
●	Affiliate networks such as Liberty Alliance, which compete for ad dollars.

In addition, we view Nexstar Media Group, Inc. and Ziff Davis as peer companies for purposes of performance comparisons even though we do not consider them direct competitors.

We believe that our technology, our substantial scale in traffic, the ease of use of our Platform, our well-known lead media brands, and the continuing development and evolution of our Platform provides us with a basis to compete effectively for market share in terms of ad spend and membership revenue.

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

In addition to the laws of the United States, we may be subject to foreign laws regulating web sites and online services that in some jurisdictions are stricter than the laws in the United States. For example, the General Data Protection Regulation (the “GDPR”) includes operational requirements for companies that receive or process personal data of residents of the European Union (“EU”). Some EU countries are considering or have passed legislation implementing additional data protection requirements that could increase the cost and complexity of delivering our services. The GDPR also includes certain requirements regarding notification of data processing obligations or security incidents to appropriate data protection authorities. How the GDPR will be fully applied to online services, including cookies and digital advertising, is still being determined through ongoing rulemaking and evolving interpretation by applicable authorities. On June 16, 2020, the Court of Justice of the European Union (“CJEU”), declared the E.U.-U.S. Privacy Shield framework (“Privacy Shield”) to be invalid. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the European Economic Area to the United States. We are addressing this issue, for instance, by including standard contractual clauses as part of our Data Processing Agreements; however, it is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature. GDPR also conveys a private right of action to lodge complaints with supervisory authorities to seek judicial remedies and obtain compensation for damages for violations of the GDPR. GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue).

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

As described in Note 25, Commitments and Contingencies, to our accompanying consolidated financial statements under Item 8 of this Annual Report, ABG-SI, LLC (“ABG”) has alleged that we failed to make a quarterly payment due to ABG pursuant to the Licensing Agreement, dated June 14, 2019, with ABG (“Licensing Agreement”) of approximately $3.8 million, and on January 18, 2024, ABG notified us of the termination of the Licensing Agreement, effective immediately, in accordance with its rights under the Licensing Agreement. As stated in the notice of termination, ABG believes that a fee of $45.0 million became immediately due and payable by us to ABG pursuant to the terms and conditions of the Licensing Agreement. In addition, upon termination of the Licensing Agreement, all outstanding and unvested warrants to purchase shares of Arena common stock issued to ABG in connection with the Licensing Agreement became immediately vested and exercisable.

On March 18, 2024, ABG announced it had reached an agreement in principle with a third party to become the new operator of the Sports Illustrated media business. On April 1, 2024, ABG Group filed an action against us and Manoj Bhargava, the former interim CEO of the Company and a principal stockholder, alleging, among other things, breach of contract in the United States District Court of the Southern District of New York seeking damages in the amount of $48.8 million ($3.8 million royalty fee liability and $45.0 million termination fee liability as reflected in current liabilities from discontinued operations). See Item 3 of this Annual Report and Note 25, Commitments and Contingencies, to our accompanying consolidated financial statements under Item 8 of this Annual Report for additional information.

The loss of the rights to operate the Sports Illustrated media business, in addition to the alleged and disputed termination payments that are due following termination of the Licensing Agreement, could harm our competitiveness in our industry, damage any goodwill we may have generated, and otherwise have a material adverse effect on our business, operating results and financial condition. Any subsequent rebranding efforts we may undertake may require significant resources and expenses and may affect our ability to attract and retain customers, all of which may have a material adverse effect on our business, contracts, financial condition, operating results, liquidity and prospects.

Provisions in our current debt obligations or any future indebtedness may limit our discretion in operating our business.

The third amended and restated note purchase agreement (the “Third A&R NPA”) is, and any future indebtedness may be, secured by all or a portion of our assets in which the lenders may have a security interest. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Third A&R NPA, our other current debt agreements or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Third A&R NPA, our other current debt agreements, or any of our future indebtedness may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more.

Generative Artificial Intelligence (“AI”) technology may negatively impact our ability to attract, engage, and retain audiences; protect and monetize our intellectual property; maintain and grow our revenue streams; avoid reputational harm; and involve other risks.

Recent advances in the use of AI may significantly alter the market for our products and services. These technologies make it easier to access, duplicate, and distribute our content, or otherwise generate output based on our content, without authorization, fair compensation, or proper attribution. These technologies may reduce our online traffic and audience sizes, infringe our intellectual property rights, harm existing and potential new revenue streams, damage our brand, and adversely affect our business, financial condition, and results of operations. Our reputation may also be harmed if these technologies wrongly attribute inaccurate information to us. We seek to limit such threats; however, controlling unauthorized use of our content and intellectual property is difficult and preventative measures implemented by us may not prevent misuse, misattribution, and infringement of our intellectual property. Although we do not believe these threats have been material to our businesses to date, we expect to continue to be subject to these threats and, as a result we may experience a negative impact on our business and financial condition.

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

If Internet search engines’ algorithms and methodologies are modified, traffic to our content could be reduced and our ability to attract and retain our audiences could be adversely impacted.

Our search engine optimization capability in connection with audience acquisition efforts substantially depends on various internet search engines, such as Google, to direct a significant amount of traffic to the content published on the Platform. Algorithms are used by these search engines to determine search result listings and the order of such listings displayed in response to specific searches. Search engines frequently revise their algorithms in an attempt to optimize their search result listings. Future algorithm changes by Google or any other search engines could cause content published on the Platform to receive less favorable placements, which could reduce the number of readers who view this content and impact our ability to effectively serve digital advertisements to our audience. If we are unable to respond effectively to changes made by search engine providers to their algorithms and other processes, this could have a material adverse effect on our revenues and operating results.

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

We have added, and expect to continue to add, Publisher Partner and end-user support capabilities, continue software development activities, and expand our administrative capabilities. In the past two years, we have entered into strategic transactions which have significantly expanded our business and placed significant strain on our resources. To manage any further growth, organically or through further acquisitions, we will be required to improve existing, and implement new, operational and financial systems and properly manage our employee base. If we are unable to manage growth effectively, our business could be harmed.

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

We are subject or will be subject in the future to myriad constantly evolving laws, statutes and regulations in the United States as well as in other countries where we may do business. These include, among others, privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, employee classification, product liability, taxation, economic or other trade prohibitions or sanctions (including tariffs), securities law compliance, and online payment services, and the related compliance costs. Our failure to comply with these laws and regulations could adversely affect our business and cause significant penalties to be imposed on us.

In particular, the growth and development of Internet content, commerce and communities may prompt more stringent consumer protection, privacy, and data protection laws, both in the United States and abroad, as well as new laws governing their taxation. Compliance with any newly adopted laws may prove difficult and costly for us.

We are subject to risks from changes to regulations, government funding, trade policies and tariffs imposed by governments that impact our advertising clients.

Changes in regulations, government funding, trade policies and tariffs imposed by the U.S. and other governments could have an impact on advertisers and the advertising market. If advertisers’ operating costs increase due to the changes in policy, and they are unsuccessful in passing these increases along to consumers, then the advertisers will likely seek to reduce costs in other ways, including the amount of their advertising. Additionally, changes in regulations, government funding, trade policies and tariffs could also have the impact of preventing advertisers from deploying new goods and services and reducing the related advertising dollars. The recently announced tariffs by the U.S. government on product imports from certain countries may result in an outsize impact on certain industries that are key advertising categories for us, including automotive and consumer goods. The uncertainty regarding the ultimate impact of any changes in regulations, government funding, trade policies or tariffs could also impact advertisers as they continue to determine changes needed to their businesses. Such changes in trade policy or the imposition of tariffs could have a material adverse effect on our customers’ advertising spend, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Compliance with the reporting obligations under the United States securities laws and Section 404 of Sarbanes-Oxley requires expenditure of capital and other resources and may divert management’s attention. If we fail to comply with these reporting obligations or to maintain adequate internal controls our operations, our business, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, the Sarbanes-Oxley and other applicable securities rules and regulations. Complying with these rules and regulations has caused us and will continue to cause us to incur additional legal and financial compliance costs and make some activities more difficult, time-consuming and costly. Further, by complying with public disclosure requirements, our business and financial condition are more visible, which may result in increased threatened or actual litigation.

As discussed in Item 9A of this Annual Report on Form 10-K, in the course of preparing our financial statements, we identified the following material weaknesses in our internal control over financial reporting (i) our finance and accounting policies, including those governing revenue recognition, expense recognition, and balance sheet valuation principles and methodologies, have not been fully documented; and (ii) we did not maintain a sufficient system of internal controls to validate data provided by certain third party service providers. As a result of the identified material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A of this Annual Report on Form 10-K did not result in any misstatement of our financial statements. Our management is currently undertaking remedial actions to address the material weaknesses identified as of December 31, 2024. However, we may in the future discover material weaknesses in other areas of our internal control over financial reporting that require remediation.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.

If we fail to timely meet our reporting obligations under the Exchange Act, Sarbanes -Oxley and other applicable securities rules and regulations in their entirety, we could be subject to penalties under federal securities laws and regulations of the NYSE American and face lawsuits, and our ability to access financing on favorable terms could be restricted severely. We will also not be able to obtain independent accountant certifications required for public companies under Sarbanes-Oxley. In addition, pursuant to Section 404 of Sarbanes-Oxley, we are required to evaluate and provide a report of management on our internal control over financial reporting which has, and will continue to, require increased costs, expenses and management resources. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

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

We have a history of losses.

In the year ended December 31, 2024, we had net loss of approximately $100.7 million compared to approximately $55.6 million for the year ended December 31, 2023. Our accumulated deficit as of December 31, 2024 was approximately $479.4 million compared to approximately $378.7 million as of December 31, 2023. We may continue to incur losses in the future if we do not achieve sufficient revenue or adequately reduce costs to achieve and maintain profitability. There is no assurance that our operations will generate sufficient cash flows to support our continued operations in the future without needing to seek additional capital funding or borrowings. We can provide no assurance that if we need to seek such additional outside capital that it will be available on favorable terms or at all. Any failure to achieve and maintain profitability could have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition.

Our financial condition raises substantial doubt about our ability to continue as a “going concern” through one year from the date of the issuance of the financial statements contained herein due to the recurrence of net losses.

For the year ended December 31, 2024, we incurred a net loss from continuing operations of approximately $7.7 million, and as of December 31, 2024, had cash on hand of approximately $4.4 million. Management has evaluated our current and historical net losses from continuing operations to determine if the significance of those conditions or events would limit our ability to meet our obligations when due, including under the Loan Documents and Simplify Loan. In its evaluation, management determined that substantial doubt exists about our ability to continue as a going concern for a one-year period following the financial statement issuance date due to the net loss from continued operations and working capital deficit.

There can be no assurance that we will be able to execute plans to rectify the recurrence of net losses. If we are unable to execute these plans, it could lead to selling assets and further reducing costs and cash requirements.

Our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors.

We operate in an evolving industry, and as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. Our results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. We may not be able to sustain current growth rates, current revenue levels, or achieve profitability. In addition, because our business is evolving, our historical results of operations may be of limited utility in assessing our future prospects. We expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:

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

As of December 31, 2024, we had federal net operating loss carryforwards, or NOLs, due to prior period losses of approximately $210.6 million, and certain NOLs could expire before we generate sufficient taxable income to make use of our NOLs. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit certain NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our Company. If an “ownership change” occurs, Section 382 would impose an annual limit on certain pre-ownership NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. In addition, our ability to use our net operating losses is dependent on our ability to generate taxable income, and certain net operating losses could expire before we generate sufficient taxable income to make use of our net operating losses.

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

Our Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”), and our Third Amended and Restated Bylaws (our “Bylaws”) contain provisions permitting us to eliminate the personal liability of our directors and officers to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Delaware law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even through such actions, if successful, might otherwise benefit us and our stockholders.

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

In addition, our Certificate of Incorporation provides that a state or federal court located within the state of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (“DGCL”), our Certificate of Incorporation, or our Bylaws; any action to interpret, apply, enforce, or determine the validity of our Certificate of Incorporation or our Bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits an “interested stockholder” owning in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which such stockholder acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Our common stock is listed on the NYSE American and such listing is contingent on our compliance with the NYSE American’s standards for continued listing, including requirements relating to maintaining minimum stockholders’ equity. On October 2, 2024, we received a notification (“Letter”) from the NYSE American stating that we are not in compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”) requiring stockholders’ equity of (i) $2.0 million or more if we have reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million or more if we have reported losses from continuing operations and/or net losses in three of the four most recent fiscal years and (iii) $6.0 million or more if we have reported losses from continuing operations and/or net losses in its five most recent fiscal years, respectively. As of December 31, 2024, we had a stockholders’ deficit of approximately $130.3 million and have had losses in the most recent six fiscal years ended December 31, 2024.

As a result of this non-compliance, we became subject to the procedures and requirements set forth in Section 1009 of the Company Guide and submitted a plan (the “Plan”) of actions we have taken or will take to regain compliance with the continued listing standards. On December 20, 2024, we received notice from the NYSE American that it had accepted the Plan and granted a plan period through April 2, 2026 (the “Plan Period”). During the Plan Period, the Company will be subject to quarterly monitoring for compliance with the Plan. If we do not regain compliance with the NYSE American’s listing standards by the end of the Plan Period, or if we do not make progress consistent with the Plan, then the NYSE American may initiate delisting proceedings.

We intend to regain compliance within the Plan Period. Our receipt of the notification from NYSE American accepting the Plan has no immediate effect on the listing or trading of our common stock on the NYSE American, nor does it affect our business operations or our reporting requirements with the SEC.

Although we intend to regain compliance with the continued listing requirements prior to the end of the Plan Period, we may be unable to do so. If delisting proceedings are commenced, the NYSE American rules permit us to appeal a staff delisting determination; however, there can be no assurance that the outcome of any such appeal would be in our favor.

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

The Audit Committee of the Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks. Our Head of Information Security has primary responsibility for our entity-wide information security program. Our current Head of Information Security has held that position since 2019 and has broad information technology and cybersecurity experience as a result of that role and past work experience which includes cybersecurity consulting. Our Head of Information Security regularly briefs senior leadership on our cybersecurity and information security posture including on the prevention, detection, mitigation, and remediation of cybersecurity incidents, and senior leadership will then brief the Audit Committee. In the event of an incident, we intend to follow our incident response playbook, which outlines our planned response from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.

Our security team is responsible for our overall information security strategy, including policy, security engineering, operations and cyber threat detection and response. Our security team has extensive experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes. Employees outside of our security team and third parties also have a role in our cybersecurity defenses. Such employees are given training which we believe improves our cybersecurity. We engage third parties to conduct risk assessments and evaluations of our security controls. Such risk assessment and evaluations identify, quantify, and categorize any cyber risks. In addition, we, along with third party cyber risk management specialists, develops a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the assessment and evaluation process.

We have processes to oversee and identify cybersecurity risks associated with the use of third party service providers in our organization’s operations. Third party cybersecurity risk management engagement also includes activities such as penetration testing, independent audits or consulting on best practices to address new challenges. We include security and privacy addendums to our contracts where applicable. We also perform third party risk management assessments to help manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident.

Our Head of Information Security and cybersecurity stakeholders regularly brief the senior leadership team on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, the emerging threat landscape, and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

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

Item 2. Properties

As of December 31, 2024, we had one lease in California and one in New York. In Carlsbad, California we have a lease for office space that is partially sublet. We do not occupy the balance of the space and the space is not utilized in our operations. The Carlsbad lease terminates in March 2025 and will not be renewed. In New York, New York we have a lease for office space that we occupy. Though we operate our business partially in a virtual environment, we utilize our office space in New York in regular operations. To the extent we need to lease additional physical properties in the future, we believe we would be able to find suitable properties at market rates.

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

On January 30, 2024, the former President, Media filed an action against the Company and Manoj Bhargava, the former interim CEO and a principal stockholder, alleging claims for breach of contract, failure to pay wages and defamation, among other things, in the United States District Court of the Southern District of New York, seeking damages in an unspecified amount. On November 15, 2024, the Company has executed a confidential settlement agreement with the former President, Media which fully resolved the matter to the satisfaction of the parties to the litigation.

On March 21, 2024, the former CEO and Chairman of the board of directors filed an action against the Company, members of its board of directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20.0 million. The Company and board member Carlo Zola filed a Cross Complaint and Answer on June 20, 2024. Apart from Mr. Zola, the remaining individual board member defendants successfully filed a Motion to Quash Service of Summons based on lack of jurisdiction, and they have been dismissed from the case. On September 13, 2024, the former CEO and Chairman filed an Answer to the Company’s Cross Complaint.

On April 8, 2025, the former CEO and Chairman, the Company, and Mr. Zola filed a Stipulation to allow the former CEO and Chairman to file a First Amended Complaint, which adds a new cause of action for alleged breach of contract based upon the Company’s refusal to advance certain attorneys’ fees to him. The Court has not yet approved the filing of the First Amended Complaint, and the Company will respond to the First Amended Complaint in due course. The Company intends to vigorously defend itself against the allegations made in this lawsuit.

On April 1, 2024, Authentic Brands Group, LLC, ABG-SI, LLC, and ABG Intermediate Holdings 2 LLC (collectively referred to as the “ABG Group”) filed an action against the Company and Manoj Bhargava, the former interim CEO of the Company and a principal stockholder, alleging, among other things, breach of contract in the United States District Court of the Southern District of New York seeking damages in the amount of $48.8 million (the alleged and disputed $3.8 million royalty fee liability and $45.0 million termination fee liability as reflected in current liabilities from discontinued operations).

On June 7, 2024, the Company filed a response denying ABG Group’s alleged breach of contract action and filed a counterclaim against ABG Group and Minute Media, Inc. alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract and tortious interference with contract. On August 2,2024, ABG Group filed an amended complaint which the Company responded to on August 22, 2024 and subsequently filed counterclaims against ABG Group and Sportority, Inc. d/b/a Minute Media. A settlement conference was held on December 4, 2024. On March 4, 2025, ABG Group filed a Second Amended Complaint adding allegations and additional claims against Mr. Bhargava. The allegations and claims asserted against the Company remain substantially the same as those in ABG Group’s original complaint filed April 1, 2024. On August 30, 2024, each of ABG, Minute Media, Inc., and Mr. Bhargava filed respective motions to dismiss, which motions were fully briefed as of November 1, 2024. The motions remain pending with Mr. Bhargava’s motion needing to be restated and briefed after the subsequent filing of the Second Amended Complaint. The Company intends to vigorously defend itself against the allegations made in this lawsuit.

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

Holders

As of April 7, 2025, there were approximately 151 holders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Use of Proceeds

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All dollar figures presented below are in thousands unless otherwise stated.

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

We monitor and review our key operating metrics as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which is our most significant revenue stream. As indicated in the Results of Operations section below for the year ended December 31, 2024, digital advertising revenue decreased by approximately 13%, as compared to the same period in fiscal 2023. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

For the years ended December 31, 2024 and 2023, our RPM was $23.31 and $21.35, respectively. The 9% increase in RPM reflects an increase in video advertising as a percentage of total digital advertising as digital video advertising is sold at a significantly higher price than digital display advertising. For the years ended December 31, 2024 and 2023, our monthly average pageviews were 332,913,662 and 394,441,158, respectively. The 16% decrease in monthly average pageviews is primarily driven by the cessation of publishing of FanNation sites in early 2024.

All dollar figures presented below are in thousands unless otherwise stated.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. Increases in inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto impact, and the impact of tariffs on print production costs and the overall market for advertising may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Going Concern

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

For the year ended December 31, 2024, we incurred a net loss from continuing operations of $7,667, and as of December 31, 2024, had cash on hand of $4,362. Management has evaluated our current and historical net losses from continuing operations to determine if the significance of those conditions or events would limit our ability to meet our obligations when due, including under the Loan Documents and Simplify Loan (see Notes 17 and 18). In its evaluation, management determined that substantial doubt exists about our ability to continue as a going concern for a one-year period following the financial statement issuance date due to the net loss from continued operations and working capital deficit.

There can be no assurance that we will be able to execute plans to rectify the recurrence of net losses. If we are unable to execute these plans, it could lead to selling assets and further reducing costs and cash requirements.

Cash and Working Capital Facility

As of December 31, 2024, our principal sources of liquidity consisted of cash of $4,362 and accounts receivable from continuing operations, net of our allowance for credit losses, of $31,115. In addition, as of December 31, 2024, we had $39,349 available for additional use under our working capital loan with Simplify. As of December 31, 2024, the outstanding balance of the Simplify working capital loan was $10,651. Our cash balance as of the issuance date of our accompanying consolidated financial statements was $3,556.

Debt Financings and Obligations

The following table summarizes information about our term debt:

	As of December 31,
	2024	2023
Total debt obligations, gross	$121,342	$130,300
Weighted-average interest rate	10.4%	10.5%
Weighted-average term (in months) (1)	24	N/A
Simplify Loan facility capacity (2)	$50,000	$-
Simplify Loan facility availability	$39,349	$-

(1)	As of December 31, 2023, the term debt (further details are provided in our accompanying consolidated financial statements in Note 18, Term Debt) was currently due as a result of an event of default that was subsequently resolved.
(2)	As of December 31, 2024, the Simplify Loan facility has a maturity date of December 1, 2026.

Debt Activity – During the year ended December 31, 2024, we took steps to extend our debt maturities. Our debt activity during the year ended December 31, 2024 was as follows:

●	On August 19, 2024, in connection with the March 13, 2024 amendment to the Simplify Loan facility, which bears interest at 10% per annum of the amount advanced, we entered into an Amended Promissory Note and a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Simplify, whereby during the year ended December 31, 2024 we borrowed $25,651 under the Simplify Loan, of which $15,000 was exchanged for shares of our common stock in August 2024. As of December 31, 2024, the balance outstanding on the Simplify Loan was $10,651.

●	We repaid $20,027 under our line of credit.

Our debt activity during the year ended December 31, 2023 was as follows:

●	We borrowed $8,000 under our Bridge Notes.

●	We drew down $5,517 under our line of credit.

Future Debt Obligations – As of December 31, 2024, our future contractual debt obligations were $121,342, with $10,651 maturing on December 1, 2026 and $110,691 maturing on December 31, 2026.

Off-Balance Sheet Arrangements

None.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 7, Leases, Note 14, Liquidated Damages Payable, and Note 18, Term Debt, in our accompanying consolidated financial statements for amounts outstanding as of December 31, 2024, related to leases, liquidated damages, bridge financing and long-term debt.

During 2022, we assumed a lease for office space in Carlsbad, California, that expired in March 2025. As of December 31, 2024 we remained responsible for $360 for the remaining lease term. We entered into two subleases that will pay us an aggregate of $36, net of security deposits, through March 2025.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024	2023
Current assets	$40,234	$90,399
Current liabilities	(122,256)	(236,021)
Working capital deficit	(82,022)	(145,622)

As of December 31, 2024, we had a working capital deficit of $82,022, as compared to $145,622 as of December 31, 2023, consisting of $40,234 in total current assets and $122,256 in total current liabilities. As of December 31, 2023, our working capital deficit consisted of $90,399 in total current assets and $236,021 in total current liabilities.

Our cash flows during the years ended December 31, 2024 and 2023 consisted of the following:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(16,076)	$(24,772)
Net cash used in investing activities	(5,175)	(3,212)
Net cash provided by financing activities	16,329	22,895
Net (decrease) in cash, cash equivalents, and restricted cash	$(4,922)	$(5,089)
Cash, cash equivalents, and restricted cash, end of year	$4,362	$9,284

For the year ended December 31, 2024, net cash used in operating activities was $16,076, consisting primarily of $147,507 of cash paid to employees, Publisher Partners, Expert Contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $17,837 of cash paid for interest, offset by $149,268 of cash received from customers. For the year ended December 31, 2023, net cash used in operating activities was $24,772, consisting primarily of $239,737 of cash paid to employees, Publisher Partners, Expert Contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees and professional services, and $12,101 of cash paid for interest, offset by $227,066 of cash received from customers.

For the year ended December 31, 2024, net cash used in investing activities was $5,175, consisting of (i) $54 for purchase of property and equipment and (ii) $5,121 for capitalized costs for our Platform. For the year ended December 31, 2023, net cash used in investing activities was $3,212, consisting of $3,773 for capitalized costs for our Platform and $500 for the acquisition of a business, offset by $1,061 from the sale of assets.

For the year ended December 31, 2024, net cash provided by financing activities was $16,329, primarily consisting of (i) $561 for the payment of the contingent consideration, (ii) $20,027 from repayment of our line of credit with SLR Digital Finance LLC (“SLR”) (iii) $534 for tax payments relating to the withholding of shares of common stock for certain employees and (iv) $200 payment of deferred cash payments for an acquisition, less (v) $12,000 in net proceeds from the common stock private placement, and (vi) $25,651 in net proceeds from our working capital loan with Simplify. For the year ended December 31, 2023, net cash provided by financing activities was $22,895, consisting primarily of $11,333 (excluding accrued offering costs of $167) in net proceeds from the public offering of common stock, $5,517 from borrowings under our Arena Credit Agreement, $7,543 (excluding debt issuance costs of $457) in net proceeds from issuance of our bridge notes; offset by $1,423 tax payments relating to the withholding of shares of common stock for certain employees, and $75 payment of deferred cash payments for an acquisition.

Results of Operations

Comparison of Fiscal 2024 to Fiscal 2023

	Years Ended December 31,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$125,907	$143,630	$(17,723)	-12.3%
Cost of revenue	70,189	88,357	(18,168)	-20.6%
Gross profit	55,718	55,273	445	0.8%
Operating expenses
Selling and marketing	12,548	24,263	(11,715)	-48.3%
General and administrative	30,399	43,783	(13,384)	-30.6%
Depreciation and amortization	3,704	4,243	(539)	-12.7%
Loss on impairment of assets	1,198	119	1,079	906.7%
Loss on sale of assets	-	325	(325)	100.0%
Total operating expenses	47,849	72,733	(24,884)	-34.2%
Income (loss) from operations	7,869	(17,460)	25,329	-145.1%
Total other expenses	(15,287)	(19,558)	4,271	-21.8%
Loss before income taxes	(7,418)	(37,018)	29,600	-80.0%
Income tax benefit	(249)	(197)	(52)	26.4%
Net loss from continuing operations	(7,667)	(37,215)	29,548	-79.4%
Net loss from discontinued operations, net of tax	(93,043)	(18,367)	(74,676)	406.6%
Net loss	$(100,710)	$(55,582)	$(45,128)	81.2%

For the year ended December 31, 2024, the net loss from continuing operations improved $29,548 to $7,667, as compared to our prior period net loss of $37,215. This improvement was primarily due to a $24,884 decrease in operating expenses as a result of headcount and consulting spend reductions.

Revenue and Gross Profit

The following table sets forth revenue, cost of revenue, and gross profit from continuing operations:

	Years Ended December 31,		2024 versus 2023
	2024	2023	$ Change	% Change
Revenue	$125,907	$143,630	$(17,723)	-12.3%
Cost of revenue	70,189	88,357	(18,168)	-20.6%
Gross profit	$55,718	$55,273	$445	0.8%

For the year ended December 31, 2024, we had gross profit of $55,718, as compared to $55,273 for the year ended December 31, 2023, an increase of $445. Gross profit percentage for the year ended December 31, 2024 was 44.3%, as compared to 38.5% for the year ended December 31, 2023.

The increase in gross profit percentage was driven by a higher mix of revenue from video advertising as a percentage of total digital advertising, as digital video advertising is sold at a significantly higher price than digital display advertising in combination with headcount and consulting spend reductions.

The following table sets forth revenue from continuing operations by category:

	Years Ended December 31,
	2024	2023
Digital revenue:
Digital advertising	$93,008	$106,282
Digital subscriptions	7,800	11,956
Licensing and Publisher Revenue	7,914	10,941
Performance Marketing	10,927	3,449
Other digital revenue	5,185	1,495
Total digital revenue	124,834	134,123
Print revenue	1,073	9,507
Total revenue	$125,907	$143,630

For the year ended December 31, 2024, total revenue decreased $17,723, or a 12.3% decrease, to $125,907 from $143,630 for the year ended December 31, 2023. This reflected a decrease in print revenue of $8,434 due primarily to the shutdown of Athlon Outdoor print operations and a 6.9% decrease in digital revenue from $134,123 for the year ended December 31, 2023 to $124,834 for the year ended December 31, 2024 driven primarily by the cessation of publishing of the FanNation sites in early 2024.

The primary drivers of the decrease include a $13,274 decrease in our digital advertising revenue driven primarily by the cessation of publishing of FanNation sites in early 2024, a decrease in our digital subscriptions of $4,156 due to a decline in subscribers. These decreases were partially offset by an increase in performance marketing revenue that increased by $7,478 due to growth of our affiliate partner network and expansion of the performance marketing model across our portfolio and an increase in other digital revenue of $3,690.

Cost of Revenue

The following table sets forth cost of revenue from continuing operations by category:

	Years Ended December 31
	2024	2023
External cost of content	$20,248	$27,093
Internal cost of content	26,103	27,131
Technology costs	16,701	21,376
Printing, distribution and fulfillment costs	890	3,602
Amortization of developed technology and platform development	5,988	8,782
Other	259	373
Total cost of revenue	$70,189	$88,357
Total cost of revenues as a percentage of revenues	56%	62%

For the year ended December 31, 2024, we recognized cost of revenue of $70,189, as compared to $88,357 for the year ended December 31, 2023, representing an increase of $18,168. Cost of revenue for the year ended December 31, 2024 was impacted by decreases in printing, distribution and fulfillment costs of $2,712 due to the shutdown of Athlon Outdoor print operations, a decrease in the amortization of developed technology and platform development costs of $2,794, a decrease in technology costs of $4,675, internal cost of content of $1,028, and external cost of content of $6,845 driven by the cessation of publishing of FanNation sites in early 2024, and a decrease in other costs of revenue of $114.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations:

	Years Ended December 31,
	2024	2023
Selling and marketing	$12,548	$24,263
Selling and marketing as a percentage of revenues	10%	17%

For the year ended December 31, 2024, we incurred selling and marketing costs of $12,548 as compared to $24,263 for the year ended December 31, 2023. The decrease in selling and marketing costs of $11,715 is primarily related to decreases in payroll and employee benefits costs of $6,976 due to a reduction in direct sales workforce. In addition, there were decreases in professional marketing services of $2,139, advertising costs of $887, circulation costs of $906, and stock-based compensation of $1,011; partially offset by other selling and marketing expenses of $204.

General and Administrative

The following table sets forth general and administrative expenses from continuing operations:

	Years Ended December 31,
	2024	2023
General and administrative	$30,399	$43,783
General and administrative as a percentage of revenues	24%	30%

For the year ended December 31, 2024, we incurred general and administrative costs of $30,399 as compared to $43,783 for the year ended December 31, 2023. The $13,384 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $9,495, and payroll and related expenses of $2,987 as a result of headcount and consulting spend reductions, and a decrease in other general and administrative expenses of $851; partially offset by an increase in professional services, including accounting, legal and insurance of $51.

Segment Revenue

We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform. Additionally, certain expenses are not allocated to our segments because they represent Arena-level activities.

The following table sets forth revenue by segment:

	Years Ended December 31,
	2024	2023
Segment revenue:
Sports & Leisure	$42,449	$65,984
Finance	27,734	29,638
Lifestyle	39,865	36,836
Platform	15,859	11,172
Total revenue	$125,907	$143,630

Sports & Leisure– decrease of $23,535 is due to the cessation of publishing of FanNation sites in early 2024 and the shutdown of Athlon Outdoor print operations partially offset by the growth of Athlon Sports.

Finance– decrease of $1,904 is primarily driven by a decrease in digital subscription revenues partially offset by an increase in performance marketing revenues.

Lifestyle– increase of $3,029 is driven primarily by an increase in performance marketing revenues.

Platform– increase of $4,687 is driven by an increase in digital advertising and other revenues.

Segment Gross Profit

The following table sets forth segment gross profit:

	Years Ended December 31,
	2024	2023
Gross profit:
Sports and leisure	$20,089	$33,326
Finance	18,348	17,064
Lifestyle	24,656	22,030
Platform	6,390	2,033
Segment gross profit	$69,483	$74,453

Sports & Leisure– decrease of $13,237 is due to the cessation of publishing of FanNation sites in early 2024 and the shutdown of Athlon Outdoor print operations partially offset by the growth of Athlon Sports.

Finance– increase of $1,284 is primarily driven by an increase in performance marketing revenues which require less content & editorial spending than other revenue streams.

Lifestyle– increase of $2,626 is driven primarily by an increase in performance marketing revenues which require less content & editorial spending than other revenue streams.

Platform– increase of $4,357 is driven by an increase in digital advertising and other revenues with controlled cost.

The following table reconciles segment gross profit to gross profit:

	Years Ended December 31,
	2024	2023
Segment gross profit	$69,483	$74,453
Arena level activities:
Internal cost of content	(2,021)	(2,962)
Technology costs	(5,756)	(7,436)
Amortization of developed technology and platform development	(5,988)	(8,782)
Gross profit	$55,718	$55,273

Other Expenses

The following table sets forth other expenses:

	Years Ended December 31,
	2024	2023
Change in fair value of contingent consideration	$(313)	$(1,010)
Interest expense, net	(14,668)	(17,965)
Liquidated damages	(306)	(583)
Total other expenses	$(15,287)	$(19,558)

Change in Fair Value of Contingent Consideration– the change in fair value of contingent consideration of $313 for the year ended December 31, 2024 represents the change in fair value of the put option on our common stock in connection with the acquisition of Fexy Studios (as further described in Note 4, Acquisitions and Dispositions, in our accompanying consolidated financial statements). As part of that acquisition consideration, we issued 274,692 shares of our common stock, which was subject to a put option under certain conditions (as further described in Note 16, Fair Value Measurement in our accompanying consolidated financial statements).

Interest Expense– we incurred interest expense, net of $14,668 for the year ended December 31, 2024, as compared to $17,965 for the year ended December 31, 2023. The decrease in interest expense of $3,297 was primarily from lower amortization of debt costs and lower interest charges on the line of credit.

Liquidated Damages– we recorded liquidated damages of $306 for the year ended December 31, 2024, as compared to $583 for the year ended December 31, 2023. The decrease of $277 in liquidated damages recorded for the year ended December 31, 2024, is primarily because in 2023 we had an assessment under certain agreements as a result of filing a registration statement outside of the agreed upon filing deadline.

Income Taxes

Income Taxes– for the years ended December 31, 2024 and 2023, we recorded an income tax provision of $249 and $197, respectively, primarily related to tax deductible goodwill.

For further details refer to Note 23, Income Taxes, in our accompanying consolidated financial statements.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in valuation of contingent consideration, (vi) liquidated damages, (vii) loss on impairment of assets, (viii) loss on sale of assets; (ix) employee retention credit, (x) employee restructuring payments; and (xi) professional and vendor fees. Our non-GAAP measure may not be comparable to similarly titled measures used by other companies, have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP measures as superior to, or a substitute for, the equivalent measure calculated and presented in accordance with GAAP. Some of the limitations are that our non-GAAP measure:

●	does not reflect interest expense and financing fees, or the cash required to service our debt, which reduces cash available to us;
●	does not reflect income tax provision or benefit, which is a noncash income or expense;

●	does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
●	does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
●	does not reflect the change in valuation of contingent consideration and, although this is a noncash income or expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;
●	does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect any losses from the sale of assets, which is a noncash operating expense
●	does not reflect the employee retention credits recorded by us for payroll related tax credits under the CARES Act;
●	does not reflect payments related to employee severance and employee restructuring changes for our former executives;
●	does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations; and
●	may not reflect proper non direct cost allocations.

The following table presents a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
	2024	2023
Net loss	$(100,710)	$(55,582)
Loss from discontinued operations, net of tax	93,043	18,367
Loss from continuing operations	(7,667)	(37,215)
Add (deduct):
Interest expense, net (1)	14,668	17,965
Income tax provision (benefit)	249	197
Depreciation and amortization (2)	9,692	13,025
Stock-based compensation (3)	2,425	16,292
Change in fair value of contingent consideration (4)	313	1,010
Liquidated damages (5)	306	583
Loss on impairment of assets (6)	1,198	119
Loss on sale of assets (7)	-	325
Employee retention credit (8)	-	(3,890)
Employee restructuring expenses (9)	5,776	3,570
Professional and vendor fees (10)	-	1,194
Adjusted EBITDA	$26,960	$13,175

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $658 and $2,378 for amortization of debt discounts for the years ended December 31, 2024 and 2023, respectively, as presented in our consolidated statements of cash flows, which are noncash items. Investors should note that interest expense will recur in future periods.

(2)	Depreciation and amortization related to our developed technology and Platform is included within cost of revenue of $5,988 and $8,782, for the years ending December 31, 2024 and 2023, respectively, and depreciation and amortization is included within operating expenses of $3,704 and $4,243 for the years ending December 31, 2024 and 2023, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the acquisition of Fexy Studios.
(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(6)	Loss on impairment of assets represents certain assets that are no longer useful.
(7)	Loss on sale of assets represents non-recurring losses for sale of assets.
(8)	Employee retention credit represents payroll related tax credits under the CARES Act.
(9)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments to our former Chief Executive Officer for the years ended December 31, 2024 and 2023, respectively.
(10)	Professional and vendor fees represents fees that are nonrecurring in connection with the Business Combination resulting in a change of control, including fees incurred by consultants, accountants, lawyers.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, platform development, and impairment of goodwill. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2, Summary of Significant Accounting Policies, in our accompanying consolidated financial statements.

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

Revenue

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers. We have determined we are the principal in the majority of our transactions with our customers and therefore we generally account for revenue on a gross as compared to a net basis, in our statement of operations. We have made this determination based on our control of the advertising inventory and the ability to monetize the advertising inventory or publications and determine price before transfer to the customer and because we are also the primary obligor responsible for providing the services to the customer. Significant costs of revenue are presented as a separate line item on the consolidated statements of operations.

The following is a description of the principal activities from which we generate revenue:

Advertising Revenue

Digital Advertising– we recognize revenue from digital advertisements at the point when each ad is viewed. We enter into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with our various channels. The quantity of advertisements, the impression bid prices, and revenue are reported on a real-time basis to our partners. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. We owe our independent Publisher Partners a revenue share of the advertising revenue earned, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

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

Performance Marketing

Performance Marketing transactions involve the promotion of other companies’ products and services over the internet through digital advertising platforms. We include links to products and services in our display content on the Platform. When a consumer clicks on the links and completes a purchase of a product or performs a specific action, such as signing up for a service, the Company earns commissions by promoting products and services through affiliate links. The promise to integrate links in our display content on the Platform is delivered when a consumer clicks on the links and completes a purchase.

Digital Subscription Revenue

Digital subscription revenue is generated by entering into contracts with internet users that subscribe to premium content on our owned and operated media channels and facilitate such contracts between internet users and our Publisher Partners. These contracts provide internet users with a membership subscription to access the premium content. For subscription revenue generated by our independent Publisher Partners’ content, we owe our Publisher Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. We recognize deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

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

Print Revenue

Print revenue includes single copy sales at newsstands.

Single copy revenue is recognized on the publication’s on-sale date, net of provisions for estimated returns. We base our estimates for returns on historical experience and current marketplace conditions.

Licensing and Publisher Revenue

Content licensing-based revenues and publisher revenues, primarily revenue shares and license exclusivity agreements, are accrued generally monthly or quarterly based on a sales-based or usage-based royalty promised in exchange for a license of intellectual property. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year or are recognized upfront if materially different than the actual usage pattern. Revenue associated with sales-based or usage-based royalties where the customer is expected to exceed the minimum are recognized in the same period in which the underlying sales or usage occurs.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is determined by comparing the fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. We determined our operating segments are our reportable units for goodwill impairment testing, See Note 11 Goodwill in our accompanying consolidated financial statements. We determine the fair value of our reporting units by utilizing the discounted cash flow method of an income approach and the value indicated by the market approach, comparing transaction prices or stock prices of comparable guideline companies to our market value. The income approach utilized a discounted cash flow analysis, incorporating management’s projections of revenue growth, operating margins, and discount rates that reflect the risk-adjusted cost of capital. The market approach considered valuation multiples derived from comparable publicly traded companies. The income and the market approach are equally weighted when determining fair value of the reportable unit. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, projections of revenue growth and operating margins, which is dependent on internal forecasts, estimation of the long-term rates of growth for our business, estimation of the useful life over which cash flows will occur, determination of a discount rate and the selection of comparable companies and the interpretation of their data. As well as a control premium determined by utilizing publicly available data from studies for similar transactions of public companies. No impairment charges were recorded during the year ended December 31, 2024.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management evaluated the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 because we did not adequately identify and assess certain risks of material misstatement in a timely manner as we did not have the properly trained resources in place to perform the risk assessment and then implement and execute appropriate controls.

We have identified the following material weaknesses:

(i)	Our finance and accounting policies, including those governing revenue recognition, expense recognition, and balance sheet valuation principles and methodologies, have not been fully documented; and

(ii)	We did not maintain a sufficient system of internal controls to validate data provided by certain third party service providers including:

i.	A third party providing print subscription management services;
ii.	A third party advertising partner; and
iii.	A third party providing ad serving services.

These material weaknesses have not been remediated as of the date of filing of this Annual Report. We intend to undertake the following remedial measures to address these material weaknesses and will continue to evaluate and adjust remediation actions as needed to ensure the remedial measures remain appropriate and are sustainable:

(i)	Hire resources to help develop a comprehensive set of finance and accounting policies to document revenue recognition, expense recognition, and balance sheet valuation principles and methodologies as well as enhance our risk assessment processes and internal control capabilities;
(ii)	Obtain, review, and map a System and Organization Controls – SOC 1 Type 2 report from third party service providers for the effectiveness of controls relevant to any third party data relied upon in accounting and financial reporting for any third parties noted above which continue to support the business;
(iii)	Review all information provided by third parties directly and through third party portals to ensure specific reports upon which we rely are covered by third party or end user controls within each SOC 1 Type 2 report; and
(iv)	Implement additional controls to require documented review of any amendments to third party agreements by finance and accounting personnel to ensure appropriate accounting treatment.

We believe that the actions listed above will provide appropriate remediation of the material weaknesses. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when we conclude that the controls have been operating for sufficient time and independently validated by management.

We believe that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Annual Report present fairly, in all material respects, the consolidated balance sheets, statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows of the Company and its subsidiaries in conformity with U.S. generally accepted accounting principles as of the dates and for the periods stated therein.

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

Changes in Internal Control over Financial Reporting

Except as described above under “Management’s Annual Report On Internal Control over Financial Reporting” there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2024.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1. Index to Consolidated Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:

2. Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts from Continuing Operations for the Years Ended December 31, 2024 and 2023.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
2.12	Amendment No. 1 to Business Combination Agreement, dated December 1, 2023, by and between the Company, Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Third Amended and Restated Bylaws, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2025.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.
3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.
3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
4.20*	Description of Securities.

10.1	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2018.
10.2	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2018.
10.3	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on January 8, 2021.
10.4	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on January 8, 2021.
10.5	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2018.
10.6	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 21, 2018.
10.7	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2018.
10.8	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2018.
10.9	Securities Purchase Agreement, dated October 18, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2018.
10.10	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2018.
10.11	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 13, 2018.
10.12	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019.
10.13	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 22, 2019.
10.14	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.
10.15	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 28, 2019.
10.16	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2019.
10.17	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on April 12, 2019.
10.18	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on June 12, 2019.
10.19	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 19, 2019.

10.20	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2019.
10.21	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 3, 2019.
10.22	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2019.
10.23	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2019.
10.24	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2019.
10.25	Third Amended and Restated Note Purchase Agreement, dated December 15, 2022, by and among the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022.
10.26	Sixth Amendment to Financing and Security Agreement, dated December 15, 2022, by and among the Company, the subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022.
10.27	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2020.
10.28	Form of Series H Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2020.
10.29	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc., which was filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on August 16, 2021.
10.30	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company, which was filed as Exhibit 10.54 to our Annual Report on Form 10-K filed on August 16, 2021.
10.31	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company, which was filed as Exhibit 10.59 to our Annual Report on Form 10-K filed on August 16, 2021.
10.32+	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan, which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on August 16, 2021.
10.33+	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan, which was filed as Exhibit 10.63 to our Annual Report on Form 10-K filed on August 16, 2021.
10.34+	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims, which was filed as Exhibit 10.71 to our Annual Report on Form 10-K filed on August 16, 2021.
10.35+	First Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.80 to our Annual Report on Form 10-K filed on August 16, 2021.
10.36+	Second Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.81 to our Annual Report on Form 10-K filed on August 16, 2021.
10.37+	Form of Restricted Equity Award Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.82 to our Annual Report on Form 10-K filed on August 16, 2021.
10.38+	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.83 to our Annual Report on Form 10-K filed on August 16, 2021.
10.39+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.84 to our Annual Report on Form 10-K filed on August 16, 2021.
10.40+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.85 to our Annual Report on Form 10-K filed on August 16, 2021.
10.41	Channel Partners Warrant Program adopted on May 20, 2020, which was filed as Exhibit 10.112 to our Annual Report on Form 10-K filed on April 9, 2021.
10.42+	Stock Option Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.119 to our Annual Report on Form 10-K filed on April 9, 2021.

10.43+	Stock Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.120 to our Annual Report on Form 10-K filed on April 9, 2021.
10.44+	Maven Executive Bonus Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2021.
10.45	Amendment No. 1 to Agreement and Plan of Merger, dated July 12, 2019, by and among the Company, TheStreet, Inc., and TST Acquisition Co., Inc., which was filed as Exhibit 10.122 to our Annual Report on Form 10-K filed on April 9, 2021.
10.46+	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.4 to our Current Report on Form 8-K on February 23, 2021.
10.47+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on February 23, 2021.
10.48+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.127 to our Annual Report on Form 10-K filed on April 9, 2021.
10.49+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Douglas Smith, which was filed as Exhibit 10.130 to our Annual Report on Form 10-K filed on April 9, 2021.
10.50+	Form of Amendment to Stock Option Award Agreement, by and between the Company and certain grantees awarded stock options on April 10, 2019, which was filed as Exhibit 10.131 to our Annual Report on Form 10-K filed on April 9, 2021.
10.51+	Executive Employment Agreement, effective as of February 18, 2021, by and between the Company and Robertson Barrett, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on February 23, 2021.
10.52	Services Agreement, dated as of December 22, 2020, by and between the Company and Whisper Advisors, LLC, which was filed as Exhibit 10.134 to our Annual Report on Form 10-K on April 9, 2021.
10.53+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.135 to our Annual Report on Form 10-K on April 9, 2021.
10.54+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Andrew Kraft, which was filed as Exhibit 10.6 to our Current Report on Form 8-K on February 23, 2021.
10.55+	Second Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Avi Zimak, which was filed as Exhibit 10.7 to our Current Report on Form 8-K on February 23, 2021.
10.56+	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 24, 2021.
10.57+	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020, which was filed as Exhibit 10.141 to our Annual Report on Form 10-K on April 9, 2021.
10.58+	2019 Equity Incentive Plan, which was filed as Exhibit 10.142 to our Annual Report on Form 10-K on April 9, 2021.
10.59	2016 Stock Incentive Plan, which was filed as Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
10.60	Financing and Security Agreement, dated February 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC, which was filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.61	First Amendment to Financing and Security Agreement, dated March 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Financing LLC, which was filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.62	Intercreditor Agreement, dated February 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.63	Amendment No. 1 to Intercreditor Agreement, dated March 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.64	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.
10.65	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.

10.66	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.
10.67	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 23, 2021.
10.68	Third Amendment to Financing and Security Agreement, dated as of December 6, 2021, by and among theMaven, Inc., Maven Coalition, Inc., Maven Media Brands, LLC, TheStreet, Inc., College Spun Media Incorporated, and Fast Pay Partners LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2021.
10.69+	Amendment No. 1 to Second Amended & Restated Executive Employment Agreement, dated as of December 22, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2022.
10.70	Form of Stock Purchase Agreement by and between the Company and certain investors, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2022.
10.71	Asset Purchase Agreement between the Company and Fulltime Fantasy Sports, LLC, dated July 15, 2021, which was filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 15, 2021.
10.72^	Amended Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 29, 2022.
10.73^	Amendment No. 5 to Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.73 to our Annual Report on Form 10-K filed on March 31, 2023.
10.74	Form of Common Stock Purchase Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023.
10.75+	Amended and Restated 2022 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
10.76	Binding Letter of Intent, dated August 14, 2023, by and between the Company and Simplify Inventions, LLC, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.77	Form of Voting and Support Agreement, dated August 14, 2023, by and between the Company and certain stockholders. which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.78	Amendment to Third Amended and Restated Note Purchase Agreement, dated August 14, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.79+	Amendment No. 3 to Second Amended & Restated Executive Employment Agreement, dated as of September 7, 2023, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.80+	First Amendment to Executive Employment Agreement, dated August 15, 2023, by and between the Company and Henry Robertson Barrett, which was filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.81+	Severance Agreement, dated August 14, 2023, by and between the Company and Henry Robertson Barrett, which was filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.82+	Severance Agreement, dated August 14, 2023, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.83	Seventh Amendment to Financing and Security Agreement, dated August 31, 2023, by and among the Company, certain subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.84	Side Letter to Licensing Agreement, dated October 1, 2023, by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.

10.85	Common Stock Subscription Agreement, dated as of November 5, 2023, between New Arena Holdco, Inc. and 5-Hour International Corporation Pte. Ltd. , which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
10.86#	Preferred Stock Subscription Agreement, dated as of November 5, 2023, between New Arena Holdco, Inc. and The Hans Foundation USA, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
10.87	Amendment No. 2 to Third Amended and Restated Note Purchase Agreement, dated December 1, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
10.88	Waiver of Liquidated Damages and Release of Claims, dated December 1, 2023, by and among the Company, Simplify Inventions, LLC and B. Riley Principal Investments, LLC, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
10.89	Forbearance Letter, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 5, 2024.
10.90	Subscription Agreement, dated February 14, 2024, by and between the Company and Simplify, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2024.
10.91	Forbearance Letter between the Company and Renew Group Private Limited dated as of March 27, 2024.
10.92	Forbearance Letter between the Company and Renew Group Private Limited dated as of April 29, 2024, which was filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2024.
10.93	Consent to Sublease among the Company, RXR HB Owner, LLC and Lument Real Estate Capital Holdings, LLC dated March 12, 2024, which was filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2024.
10.94	Amendment No. 3 to the Third Amended and Restated Note Purchase Agreement dated as of December 15, 2022 (as amended by that certain Amendment No. 1 to Third Amended and Restated Note Purchase Agreement, dated as of August 14, 2023 and as further amended by that certain Amendment No. 2 to Third Amended and Restated Note Purchase Agreement, dated as of December 1, 2023), by and among the Company, the Guarantors party thereto, the Purchasers party thereto and Renew Group Private Limited, in its capacity as agent for the Purchasers, dated July 12, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2024.
10.95+	Employment Agreement between The Arena Group Holdings, Inc. and Geoffrey Wait dated effective August 6, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2024.
10.96	Amendment No. 1 to Loan Documents between the Company and Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
10.97	Amended and Restated Promissory Note issued by the Company to Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
10.98	Common Stock Purchase Agreement between the Company and Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
10.99	Loan Agreement between The Arena Group Holdings, Inc. and Simplify Inventions, LLC dated March 13, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2024.
10.100	Demand Promissory Note issued by Simplify Inventions, LLC to The Arena Group Holdings, Inc. dated March 13, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2024.
10.101	Continuing Unconditional Guaranty among Simplify Inventions, LLC and certain subsidiaries of The Arena Group Holdings, Inc., dated March 13, 2024, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2024.
10.102	Pledge and Security Agreement among The Arena Group Holdings, Inc., certain subsidiaries of The Arena Group Holdings, Inc. and Simplify Inventions, LLC dated March 13, 2024, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2024.

10.103	Forbearance Letter between the Company and Renew Group Private Limited dated as of March 27, 2024, which was filed as Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on April 1, 2024.
10.104	Employment Agreement between The Arena Group Holdings, Inc. and Sara Silverstein dated April 19, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024.
10.105	Employment Agreement with Paul Edmondson, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2025.
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Arena Group Holdings, Inc.
23.1*	Consent of KPMG LLP, independent registered accounting firm.
23.2*	Consent of Marcum LLP, independent registered accounting firm
24.1*	Power of Attorney (included in the signature pages hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Arena Group Holdings, Inc., which was filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024

101.INS Inline XBRL*	Instance Document.
101.SCH Inline XBRL*	Taxonomy Extension Schema Document.
101.CAL Inline XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF Inline XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB Inline XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL*	Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed Herewith
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
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

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

Schedule II

Valuation of Qualifying Accounts from Continuing Operations

Years Ended December 31, 2024 and 2023

($ in thousands)

		Additions
	Balances at Beginning of Year	Charge to Costs and Expenses	Other	Deductions from Reserves	Balances at End of Year
2024
Allowance for doubtful accounts receivable	$374	$1,934	$-	$(850)	$1,458
Valuation allowances for deferred tax assets	76,367	-	27,239	-	103,606
2023
Allowance for doubtful accounts receivable	1,036	315	-	(977)	374
Valuation allowances for deferred tax assets	65,406	-	10,961	-	76,367

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

The Arena Group Holdings, Inc.

Dated: April 15, 2025	By:	/s/ PAUL EDMONDSON
Paul Edmondson Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
(Principal Financial Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Edmondson and Geoffrey Wait, jointly and severally, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title

/s/ PAUL EDMONDSON	Chief Executive Officer
Paul Edmonson	(Principal Executive Officer)
Date April 15, 2025

/s/ GEOFFREY WAIT	Principal Financial Officer
Geoffrey Wait
Date: April 15, 2025

/s/ CAVITT RANDALL	Chairman of the Board
Cavitt Randall
Date: April 15, 2025

/s/ H. HUNT ALLRED	Director
H. Hunt Allred
Date: April 15, 2025

/s/ CARLO ZOLA	Director
Carlo Zola
Date: April 15, 2025

/s/ CHRISTOPHER PETZEL	Director
Christopher Petzel
Date: April 15, 2025

/s/ LAURA LEE	Director
B. Laura Lee
Date: April 15, 2025

/s/ CHRISTOPHER FOWLER	Director
Christopher Fowler
Date: April 15, 2025

The Arena Group Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KPMG LLP Aon Center Suite 5500 200 E. Randolph Street Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

The Arena Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The Arena Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended December 31, 2024, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses from continuing operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill

As discussed in Note 2 and 11 to the consolidated financial statements, goodwill is tested for impairment at least annually on October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company determines the fair value of its reporting units using an equal weighting of the discounted cash flow method of an income approach and the value indicated by the market approach. The assumptions used to determine the fair value of goodwill include projections of revenue growth, operating margins, the long-term rates of growth and the discount rate. The Company has $42,575 thousand of goodwill as of December 31, 2024, which relates to four reporting units.

We identified the evaluation of the goodwill impairment analysis as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow analysis used to estimate the fair value of the reporting units. Changes to those assumptions, including revenue growth rates, operating margin projections, the long-term rates of growth and the discount rate could have had a significant effect on the Company’s determination of the fair value of the reporting units. Additionally, the use of professionals with specialized skills and knowledge was required to assess the long-term rates of growth and the discount rate assumptions.

The following are the primary procedures we performed to address this critical audit matter. We performed sensitivity analyses over the Company’s revenue growth rates and operating margin projection assumptions to assess the impact any changes to those assumptions could have had on the Company’s fair value estimate. We evaluated the revenue growth rates and operating margin projection assumptions by (1) comparing them to the historical results of the reporting units, (2) comparing such assumptions to industry reports and (3) assessing the impact of external economic factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the long-term rates of growth by comparing them to long-term rate of growth ranges that were independently developed using publicly available industry and economic growth rates

●	evaluating the discount rate by independently developing a range of rates using independently obtained market rate data of guideline public companies and comparing the independent range to the rate used by the Company.

Sufficiency of audit evidence over programmatic advertising revenue and publisher revenue

As discussed in Note 2 to the consolidated financial statements, the Company recorded digital advertising revenue of $93,008 thousand, a portion of which related to programmatic advertising revenue, and licensing and publisher revenue of $8,781 thousand, a portion of which related to publisher revenue, for the year ended December 31, 2024.

We identified the evaluation of the sufficiency of audit evidence related to programmatic advertising revenue and publisher revenue as a critical audit matter. Subjective auditor judgment was required to determine the nature and extent of procedures to be performed over programmatic advertising and publisher revenue due to the high volume of transactions dependent on third party service providers and other parties responsible for the initiation and processing of transactions and the determination of transaction price.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over programmatic advertising and publisher revenue, including the initiation and satisfaction of performance obligations and determination of transaction price. We evaluated the design and tested the operating effectiveness of certain internal controls related to the programmatic advertising revenue process, which included controls residing at certain third-party service providers. For a sample of programmatic advertising revenue transactions, we compared the amounts recognized to underlying impressions reports received from third party service organizations, cash receipts, and external confirmation of transactions from certain customers. For a sample of publisher revenue transactions, we compared the amounts recognized to revenue share statements received directly from publisher partners and cash receipts. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

Chicago, Illinois

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Arena Group Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Arena Group Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor from 2019 through July 11, 2024.

New York, NY

April 1, 2024, except for Notes 3 and 26, as to which the date is April 15, 2025

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,362	$9,284
Accounts receivable, net	31,115	31,676
Prepayments and other current assets	4,757	5,791
Current assets from discontinued operations	-	43,648
Total current assets	40,234	90,399
Property and equipment, net	148	328
Operating lease right-of-use assets	2,340	176
Platform development, net	8,115	8,723
Acquired and other intangible assets, net	22,789	27,457
Other long-term assets	151	1,003
Goodwill	42,575	42,575
Noncurrent assets from discontinued operations	-	18,217
Total assets	$116,352	$188,878
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$4,844	$7,803
Accrued expenses and other	10,990	28,903
Line of credit	-	19,609
Unearned revenue	6,349	16,938
Subscription refund liability	430	46
Operating lease liability	254	358
Contingent consideration	-	1,571
Liquidated damages payable	3,230	2,924
Bridge notes	-	7,887
Debt	-	102,309
Current liabilities from discontinued operations	96,159	47,673
Total current liabilities	122,256	236,021
Unearned revenue, net of current portion	403	542
Operating lease liability, net of current portion	1,964	-
Other long-term liabilities	-	406
Deferred tax liabilities	802	599
Simplify loan	10,651	-
Debt	110,436	-
Noncurrent liabilities from discontinued operations	-	10,137
Total liabilities	246,512	247,705
Commitments and contingencies (Note 25)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at December 31, 2024 and December 31, 2023	168	168
Total mezzanine equity	168	168
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares: issued and outstanding; 47,556,267 and 23,836,706 shares December 31, 2024 and 2023, respectively	475	237
Additional paid-in capital	348,560	319,421
Accumulated deficit	(479,363)	(378,653)
Total stockholders’ deficiency	(130,328)	(58,995)
Total liabilities, mezzanine equity and stockholders’ deficiency	$116,352	$188,878

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
	($ in thousands, except share data)
Revenue	$125,907	$143,630
Cost of revenue (includes amortization for developed technology and platform development for 2024 and 2023 of $5,988 and $8,782, respectively)	70,189	88,357
Gross profit	55,718	55,273
Operating expenses
Selling and marketing	12,548	24,263
General and administrative	30,399	43,783
Depreciation and amortization	3,704	4,243
Loss on impairment of assets	1,198	119
Loss on sale of assets	-	325
Total operating expenses	47,849	72,733
Income (loss) from operations	7,869	(17,460)
Other expenses
Change in valuation of contingent consideration	(313)	(1,010)
Interest expense, net	(14,668)	(17,965)
Liquidated damages	(306)	(583)
Total other expenses	(15,287)	(19,558)
Loss before income taxes	(7,418)	(37,018)
Income tax provision	(249)	(197)
Loss from continuing operations	(7,667)	(37,215)
Loss from discontinued operations, net of tax	(93,043)	(18,367)
Net loss	$(100,710)	$(55,582)
Basic and diluted net loss per common share:
Continuing operations	$(0.22)	$(1.67)
Discontinued operations	(2.63)	(0.82)
Basic and diluted net loss per common share	$(2.85)	$(2.49)
Weighted average number of common shares outstanding – basic and diluted	35,405,336	22,323,763

See accompanying notes to consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Year Ended December 31, 2024

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2024	23,836,706	$237	2,701	$-	$319,421	$(378,653)	$(58,995)
Issuance of common stock pursuant to common stock purchase agreement in connection with exchange of debt	17,797,817	178	-	-	14,822	-	15,000
Issuance of common stock in connection with private placement	5,555,555	56	-	-	11,944	-	12,000
Issuance of common stock for restricted stock units	971,863	10	-	-	(10)	-	-
Common stock withheld for taxes	(330,982)	(3)	-	-	(531)	-	(534)
Repurchase of common stock for Fexy put option	(274,692)	(3)	-	-	(376)	-	(379)
Stock-based compensation	-	-	-	-	3,290	-	3,290
Net loss	-	-	-	-	-	(100,710)	(100,710)
Balance at December 31, 2024	47,556,267	$475	2,701	$-	$348,560	$(479,363)	$(130,328)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Year Ended December 31, 2023

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except share data)
Balance at January 1, 2023	18,303,193	$182	41,283	$-	$270,743	$(323,071)	$(52,146)
Issuance of common stock in connection with registered direct offering	2,963,918	30	-	-	11,114	-	11,144
Issuance of common stock upon conversion of series H convertible preferred stock	1,981,128	20	-	-	12,988	-	13,008
Issuance of common stock in connection with the acquisition of Fexy Studios	274,692	3	-	-	1,997	-	2,000
Issuance of common stock in connection with settlement of liquidated damages	47,252	-	-	-	369	-	369
Gain upon issuance of common stock in connection with settlement of liquidated damages	-	-	-	-	130	-	130
Issuance of common stock for restricted stock units	429,528	4	-	-	(4)	-	-
Common stock withheld for taxes	(202,382)	(2)	-	-	(1,421)	-	(1,423)
Issuance of common stock upon exercise of stock options	795	-	-	-	-	-	-
Issuance of common stock in connection with acquisition	38,582	-	(38,582)	-	-	-	-
Reclassification to liability upon modification of common stock option	-	-	-	-	(68)	-	(68)
Gain upon forgiveness of liquidated damages with principal stockholder	-	-	-	-	3,497	-	3,497
Stock-based compensation	-	-	-	-	20,076	-	20,076
Net loss	-	-	-	-	-	(55,582)	(55,582)
Balance at December 31, 2023	23,836,706	$237	2,701	$-	$319,421	$(378,653)	$(58,995)

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
	($ in thousands)
Cash flows from operating activities
Net loss	$(100,710)	$(55,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	234	352
Amortization of platform development and intangible assets	11,859	27,354
Amortization of debt costs	658	2,378
Noncash and accrued interest	-	3,824
Loss on impairment of assets	40,589	119
Loss on sale of assets	-	325
Change in valuation of contingent consideration	313	1,010
Liquidated damages	306	583
Stock-based compensation	3,031	19,060
Deferred income taxes	203	134
Bad debt expense	2,992	315
Other	(19)	-
Change in operating assets and liabilities net of effect of acquisitions:
Accounts receivable	10,478	(11,599)
Subscription acquisition costs	6,131	3,143
Prepayments and other current assets	1,841	(2,157)
Other long-term assets	852	(77)
Accounts payable	(3,730)	(2,663)
Accrued expenses and other	29,688	3,453
Unearned revenue	(18,803)	(7,970)
Subscription refund liability	404	(396)
Operating lease liability	(304)	(231)
Contingent consideration	(1,683)	-
Other long-term liabilities	(406)	(6,147)
Net cash used in operating activities	(16,076)	(24,772)
Cash flows from investing activities
Purchases of property and equipment	(54)	-
Capitalized platform development	(5,121)	(3,773)
Proceeds from sale of assets	-	1,061
Payments for acquisitions, net of cash	-	(500)
Net cash used in investing activities	(5,175)	(3,212)
Cash flows from financing activities
Proceeds from bridge notes, net of debt costs	-	8,000
Payment of Fexy put option	(561)	-
(Repayments) proceeds under line of credit	(20,027)	5,517
Proceeds from common stock private placement	12,000	-
Proceeds from Simplify loan	25,651	-
Proceeds from common stock public offering, net of offering costs	-	11,500
Payments of issuance costs from common stock public offering	-	(167)
Payments of debt issuance costs	-	(457)
Payment of deferred cash payment	(200)	(75)
Payment for taxes related to common stock withheld for taxes	(534)	(1,423)
Net cash provided by financing activities	16,329	22,895
Net decrease in cash and cash equivalents	(4,922)	(5,089)
Cash and cash equivalents – beginning of year	9,284	14,373
Cash, and cash equivalents – end of year	$4,362	$9,284
Supplemental disclosure of cash flow information
Cash paid for interest	$17,837	$12,101
Cash paid for income taxes	85	85
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$259	$1,016
Debt costs recorded in accrued expenses and other and in other long-term liabilities	-	189
Repurchase of common stock for Fexy put option	379	-
Issuance of common stock upon conversion of Series H convertible preferred stock	15,000	-
Issuance of common stock in connection with settlement of liquidated damages	-	499
Issuance of common stock upon conversion of series H preferred stock	-	13,008
Issuance of common stock in connection with an acquisition	-	2,000
Deferred cash payments recorded in connection with acquisitions	-	246
Assumption of liabilities in connection with acquisitions	-	1,246
Reclassification to liability upon common stock modification	-	68

See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, unless otherwise stated)

1. Organization and Basis of Presentation

Organization

The Arena Holdings Group, Inc. (“The Arena Group” or the “Company”), was incorporated in Delaware on October 1, 1990. On October 11, 2016, the predecessor entity now known as The Arena Group exchanged its shares with another entity that was incorporated in Delaware on July 22, 2016. On November 4, 2016, these entities consummated a recapitalization. This resulted in The Arena Group becoming the parent entity, and the other Delaware entity becoming the wholly owned subsidiary. On December 19, 2019, the Company’s wholly owned subsidiaries The Arena Platform, Inc. (formerly known as Maven Coalition, Inc.), and HubPages, Inc. (“HubPages”), which was acquired by the Company in a merger during 2018, were merged into another of the Company’s wholly owned subsidiaries, Say Media, Inc. (“Say Media”), which was acquired by the Company in a merger during 2018, with Say Media as the surviving corporation. On January 6, 2020, Say Media changed its name to The Arena Platform, Inc. (“Arena Platform”). As of December 31, 2024, the Company’s wholly owned subsidiaries consist of The Arena Platform, The Arena Media Brands, LLC (“Arena Media”) (formerly known as Maven Media Brands, LLC) formed during 2019 as a wholly owned subsidiary of The Arena Group), TheStreet, Inc. (“TheStreet” acquired by the Company in a merger during 2019), College Spun Media Incorporated (“The Spun” acquired by the Company in a merger during 2021), Athlon Holdings, Inc. (“Parade” acquired by the Company in a merger during 2022), and Athlon Sports Communications, Inc.

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

Business Operations

The Company is a media company that leverages technology to build deep content verticals powered by anchor brands and a best-in-class digital media platform (the “Platform”) empowering publishers who impact, inform, educate, and entertain. The Company’s strategy is to focus on key subject matter verticals where audiences are passionate about a topic category (e.g., sports & leisure, lifestyle, and finance) where it can leverage the strength of its core brands to grow its audience and increase monetization both within its core brands as well as for its media publisher partners (each, a “Publisher Partner”). The Company’s focus is on leveraging its Platform and brands in targeted verticals to maximize audience reach, enhance engagement, and optimize monetization of digital publishing assets for the benefit of its users, its advertiser clients, and its greater than 20 owned and operated properties as well as properties it runs on behalf of independent Publisher Partners. The Company owns and operates Athlon Sports, TheStreet, The Spun, Parade, and Men’s Journal and powers more than 150 independent Publisher Partners.

Each Publisher Partner joins the Platform by invitation only with the objective of improving the Company’s position in key verticals while optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the state-of-the-art technology and large scale of the Platform and the Company’s expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from the Company’s ongoing technological advances and audience development expertise. While the Publisher Partners benefit from these critical performance improvements, they may also save substantial technology, infrastructure, advertising sales, member marketing and management costs. Additionally, the Company believes the lead brands within its verticals create a halo benefit for all Publisher Partners while each of them adds to the breadth and quality of content. While the Publisher Partners benefit from these critical performance improvements, they may also save substantial technology, infrastructure, advertising sales, member marketing and management costs.

Of the more than 150 Publisher Partners, a majority of them publish content which aligns with one of our four verticals (sports & leisure, finance, lifestyle and platform), and oversee an online community for their respective sites, leveraging our Platform, monetization operation, distribution channels and data and analytics offerings, and benefiting from our ability to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. Audiences expand and advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners into a single platform and a large and experienced sales organization. They also benefit from our membership marketing and management systems, which we believe will enhance their revenue.

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

Seasonality

The Company experiences seasonality in its business as a result of typical seasonal spending trends in the advertising industry due to consumer behavior and market activity throughout the year. These seasonal trends are driven by calendar or commercial events that happen annually including holidays, weather, school terms, sports seasons and major sporting events. Seasonality can be viewed between the Company’s fiscal quarters. The first quarter of the calendar year is notably the Company’s most challenging quarter for revenue performance. During this quarter, advertisers are planning their budgets and current year spend and consumer spending declines after the holidays. As a result, Revenue per Page View (“RPM”) is typically lowest during the first quarter. During the second quarter of the calendar year, the Company typically see advertisers starting to spend their budgets more actively, which results in RPMs starting to recover. Summer is traditionally a quiet season, as people spend more time outdoors and less time online resulting in lower revenue in the third quarter. Advertisers usually readjust their budgets during this time and devise new strategies for the remainder of the year. Naturally, the Company sees the highest dip in July, after which RPMs gradually start to increase. The fourth quarter of the calendar year is the Company’s most profitable season. Advertising typically peaks in the fourth quarter as advertisers tend to concentrate their budgets during the holiday season. This trend is magnified by professional sports and college football seasons, which account for a significant portion of the Company’s advertising revenue during that period of the year. Other sporting events such as the Super Bowl, the Winter and Summer Olympics, soccer’s World Cup, and major golf, tennis and cycling events create increased traffic at the time of these respective events.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

For the year ended December 31, 2024, the Company incurred a net loss from continuing operations of $7,667, and as of December 31, 2024, had cash on hand of $4,362 and a working capital deficit of $82,022. Management has evaluated the Company’s net loss from continuing operations and working capital deficit to determine if the significance of those conditions or events would limit its ability to meet its obligations when due, including under the Loan Documents and Simplify Loan. In its evaluation, management determined that substantial doubt exists about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date due to the net loss from continued operations and working capital deficit.

The Company’s financial results have improved in recent periods due to headcount and consulting spend reductions. In addition, the Company is planning to continue improving monthly financial performance through the reduction of costs and monthly cash requirements, maintain compliance with the terms of all outstanding debt agreements, and take actions to resolve current and potential future liabilities to alleviate the conditions that raise substantial doubt about its ability to continue as a going concern, such as resolving pending litigation. However, there can be no assurance that the Company will be able to execute these plans. If the Company is unable to execute these plans, it could lead to selling assets and further reducing costs and cash requirements.

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

Uncertainty in the global economy presents significant risks to the Company’s business. Increases in inflation, instability in the global banking system, tariffs, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto may have an adverse effect on the Company’s business. While the Company is closely monitoring the impact of the current macroeconomic conditions on all aspects of its business, the ultimate extent of the impact on its business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of the Company’s control and could exist for an extended period of time. As a result, the Company is subject to continuing risks and uncertainties.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’ deficit which includes certain changes in equity that are excluded from net loss. To date, the Company has not had any transactions that are required to be reported in comprehensive loss other than the net loss incurred from operations.

Segment Reporting

The Company operates within the media industry, providing digital content across four primary verticals (as further described in Note 26) through its publishing platform. The Company leverages its Platform to build content verticals powered by anchor brands. The Company’s strategy is to focus on key subject matter verticals where audiences are passionate about a topic category where it can leverage the strength of its core brands to grow its audience and monetize editorially focused online content through various display and video advertisements that are viewed by internet users of the content. The Company has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform. The Company’s reportable segments are organized in subject matter verticals that offer content on the respective topic.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates performance and allocates resources for all of its reportable segments based on segment gross profit. This segment profit measure is defined as segment revenue less segment cost of revenue, consisting of those costs and expenses directly attributable to the segment. The segment profit measure is used by the CODM to assess the performance of each segment by comparing the results of each segment with one another (see Note 26).

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services are transferred to the customer in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all revenue from contracts with customers. The Company has determined it is generally the principal in transactions with customers and therefore accounts for the majority of revenue on a gross as compared to a net basis, in its statement of operations. The Company has made this determination based on its control of the advertising inventory and the ability to monetize the advertising inventory or publications and determine price before transfer to the customer and because it is also the primary obligor responsible for providing the services to the customer. Significant costs of revenue are presented as a separate line item on the consolidated statements of operations.

The following is a description of the principal activities from which the Company generates revenue.

Advertising Revenue

Digital Advertising– the Company recognizes revenue from digital advertisements at the point when each ad is viewed. The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. The quantity of advertisements, the impression bid prices, and revenue are reported on a real-time basis to its partners. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes its independent Publisher Partners a revenue share of the advertising revenue earned, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

Advertising revenue is comprised of fees charged for the placement of advertising on the Company’s websites that the Company owns and operates and is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Print Advertising – advertising related revenues for print advertisements are recognized when advertisements are published (defined as an issue’s on-sale date), net of provisions for estimated rebates, rate adjustments, and discounts.

Performance Marketing

The Company recognizes revenue from numerous affiliate networks, which facilitate partnerships with merchants. The Company creates editorial and sponsored content recommending products and services to our readers, and the Company is paid a commission when a user clicks from our websites to a merchant and makes a transaction. The affiliate networks manage the attribution of clicks from our websites and transactions with the merchants. The commission rates are variable based on merchant, product category, seasonality, among other factors.

Subscription Revenue

Digital Subscriptions– the Company enters into contracts with internet users that subscribe to premium content on its owned and operated media channels and facilitates such contracts between internet users and its Publisher Partners. These contracts provide internet users with a membership subscription to access the premium content. For subscription revenue generated by its independent Publisher Partners’ content, the Company owes its Publisher Partners a revenue share of the membership subscription revenue earned, which is initially deferred and recorded as deferred contract costs. The Company recognizes deferred contract costs over the membership subscription term in the same pattern that the associated membership subscription revenue is recognized.

Digital subscription revenue generated from websites that the Company owns and operate are charged to customers’ credit cards or are directly billed to corporate subscribers and are generally billed in advance on a monthly, quarterly, or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Unearned revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Newsstand

Includes single copy sales at newsstands recognized on the publication’s on-sale date, net of provisions for estimated returns. The Company bases its estimates for returns on historical experience and current marketplace conditions.

Licensing and Publisher Revenue

Content licensing-based revenues and publisher revenues are sales-based or usage-based royalties promised in exchange for a license of intellectual property which are typically exclusive and accrued monthly or quarterly based on the specific mechanisms of each contract. Revenues are generally sales-based or usage-based royalties provided as consideration for providing customers with new content on a recurring basis or in exchange for a license of intellectual property. For contracts to provide content as a recurring service, the Company recognizes the sales-based or usage-based royalty over time using the as-invoiced practical expedient. For contracts to provide one or more functional content licenses, the Company recognizes revenue at the point in time when the license is delivered and records the variable consideration in the contract as the subsequent sale or usage occurs. Guaranteed minimums represent fixed consideration and are recognized over time or at a point in time depending on the contract type.

Performance Obligations

At contract inception, the Company assesses the obligations promised in its contracts with customers and identifies a performance obligation for each promise to transfer a good or service or bundle that is distinct. To identify the performance obligations, the Company considers all the promises in the contract, whether explicitly stated or implied based on customary business practices. For a contract that has more than one performance obligation, the Company allocates the total contract consideration to each distinct performance obligation. Revenue is recognized when, or as, the performance obligations are satisfied, and control is transferred to the customer.

Digital Advertising – The Company sells digital advertising inventory on its websites directly to advertisers or through advertising agencies. The Company’s performance obligations related to digital advertising are generally satisfied when the advertisement is run on the Company’s platform.

Digital Subscriptions – The Company recognizes revenue from each membership subscription to access the premium content as a series of distinct services representing a single performance obligation that is satisfied over time based on a daily calculation of revenue during the reporting period, which is generally one year. Subscriber payments are initially recorded as unearned revenue on the balance sheet. The requirement of the Company is to provide the subscription service (it is the primary service sold to customers), which is substantially the same each day of the term, although the underlying activities it performs to provide the subscription service may vary from day to day.

Performance Marketing – Performance Marketing transactions involve the promotion of other companies’ products and services over the internet through digital advertising platforms. The Company includes links to products and services in its display content on the Platform. When a consumer clicks on the links and completes a purchase of a product or performs a specific action, such as signing up for a service, the Company earns commissions by promoting products and services through affiliate links. The promise to integrate links in its display content on the Platform is delivered when a consumer clicks on the links and completes a purchase.

An individual click is capable of being distinct since the customer can benefit from it on its own or together with readily available resources. An individual click is distinct in the context of the contract since each click is not dependent on any other click – the clicks are not highly affected or highly interrelated with other promises in the contract. Each click is distinct in the context of the contract. Therefore, a click on the link making a purchase is a single performance obligation.

Newsstand – The Company sells single copy magazines, or bundles of single copy magazines, to wholesalers for ultimate resale on newsstands, primarily at major retailers and grocery/drug stores, and in digital form on tablets and other electronic devices. Publications sold to magazine wholesalers are sold with the right to receive credit from the Company for magazines returned to the wholesaler by retailers.

Licensing and Publisher Revenues – The Company has entered into various licensing and syndication agreements that provide third-party partners with the right to utilize the Company’s content. Publisher Revenue is generated from the transfer of digital content on the Platform through republishing that content on third-party websites through the granting of a non-exclusive, non-transferable license. The Company is entitled to monthly fees based on the number of page views, which may include a monthly minimum guarantee of page views.

Determining the Transaction Price

Digital Advertising

The contractual transaction price in digital advertising contracts can vary. For direct digital advertising, the transaction price is determined by individual clicks on an ad (cost per click) or individual number of ad impressions, or delivering a specified number of ad impressions, regardless of whether the ad is clicked (i.e. count of display of ads to users - cost per thousand of impressions – CPM), delivering a certain number of clicks on an ad (cost per click), a cumulative guaranteed viewership across an entire ad campaign and fixed flat fee.

For programmatic digital advertising, specific pricing is not defined in the individual Sell-Side Platform (“SSP”) contract since the pricing is based on winning bids from real-time auctions, less any fees charged from the SSP. Programmatic pricing involves an automated bidding on ad inventory in real-time, often through ad exchanges. The Company’s ad operations department works with the SSP by providing pricing parameters, such as a floor price that the Company is willing to accept.

Performance Marketing

The transaction price for Performance Marketing transactions is determined by specific outcomes such as sign-ups, purchases, or other actions initiated by users after interacting with the ad. The transaction price is calculated as a percentage of the retail price of the goods or services sold and delivered. Generally, the Company receives approximately 90 days following the end of each calendar month, payment for referral fees earned on qualifying products that were shipped during that month. If a customer returns a product that generated a referral fee, a deduction for the corresponding referral fee is taken from the next monthly payment. The Company records a liability for potential returns in the amount expected to be returned to the customer. The Company continuously updates its estimate of expected returns based on available information, such as historical returns and current market conditions.

Publisher Revenue

Publisher Revenue is generated from the transfer of digital content on the Platform through republishing that content on third-party websites through the granting of a non-exclusive, non-transferable license. The Company is entitled to monthly fees based on the number of page views, which may include a monthly minimum guarantee of page views.

In exchange for providing the license, the Company will only receive as consideration a percentage of the gross revenue generated from the page views, essentially impressions (that is, usage-based consideration, which is considered a form of variable consideration). The transaction price is typically stated as a percentage of gross revenue generated from page views.

Digital Subscriptions

The transaction price is fixed upon the inception of the contract and includes the quantity and price of each subscription purchased and does not typically include any type of variable consideration.

Timing of Satisfaction of Performance Obligations

Point-in-Time Performance Obligations – For performance obligations related to certain digital advertising space and sales of print advertisements, the Company determines that the customer can direct the use of and obtain substantially all the benefits from the advertising products as the digital impressions are served or on the issue’s on-sale date. For sales of single copy magazines on newsstands, revenue is recognized on the issue’s on-sale date, as the date aligns most closely with the date that control is transferred to the customer, net of estimated returns. Revenues from functional licenses and syndication arrangements are recognized as a usage-based royalty when the subsequent usage occurs.

Revenue from performance marketing transactions is recognized at the point in time when an individual clicks the link and makes a purchase, net of an estimate for potential returns.

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

Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. The Company has determined that the above methods provide a faithful depiction of the transfer of goods or services to the customer. For performance obligations recognized using a time-elapsed output method, the Company’s efforts are expended evenly throughout the period.

Performance obligations related to subscriptions to premium content on the digital media channels provide access for a given period of time, which is generally one year. The Company recognizes revenue from each membership subscription over time based on a daily calculation of revenue during the reporting period.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Years Ended December 31,
	2024	2023
Revenue by category:
Digital revenue
Digital advertising	$93,008	$106,455
Digital subscriptions	7,800	11,956
Licensing and Publisher Revenue	8,781	11,401
Other digital revenue	15,245	4,311
Total digital revenue	124,834	134,123
Print revenue
Print advertising	48	3,600
Print subscriptions	1,025	5,907
Total print revenue	1,073	9,507
Total revenue	$125,907	$143,630
Revenue by geographical market:
United States	$118,491	$137,873
Other	7,416	5,757
Total revenue	$125,907	$143,630
Revenue by timing of recognition:
At point in time	$110,486	$131,674
Over time	15,421	11,956
Total revenue	$125,907	$143,630

Cost of Revenue

Cost of revenue represents the cost of providing the Company’s digital media channels and advertising and membership services. The cost of revenue that the Company has incurred in the periods presented primarily include: internal and external cost of content; amortization of developed technology and platform development; royalty fees; hosting and bandwidth and software license fees; printing and distribution costs; payroll and related expenses for customer support, technology maintenance; fees paid for data analytics and to other outside service providers; and stock-based compensation of related personnel (as described in Note 21).

Contract Balances

The timing of the Company’s performance under its various contracts often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset is recognized when a good or service is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. An asset is recognized when certain costs incurred to obtain a contract meet the capitalization criteria (further details are provided under the heading Subscription Acquisition Costs). A contract liability is recognized for unearned revenue when consideration is received from the customer prior to the transfer of goods or services.

The following table provides information about contract balances:

	As of December 31,
	2024	2023
Unearned revenue (short-term contract liabilities):
Digital revenue	$6,349	$151
Print revenue	-	16,787
	$6,349	$16,938
Unearned revenue (long-term contract liabilities):
Digital revenue	$403	$542

The Company’s contract liabilities were $20,834 for the current portion of contract liabilities and $2,517 for the noncurrent portion of contract liabilities as of January 1, 2023.

Unearned Revenue – unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under certain contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital revenue and print revenue of $16,892 was recognized during the year ended December 31, 2024 from unearned revenue at the beginning of the year.

Cash, Cash Equivalents, and Restricted Cash

The Company maintains cash and cash equivalents at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months. As of December 31, 2024 and 2023, cash and cash equivalents of $4,362 and $9,284, respectively, consisted primarily of checking, savings deposits and money market accounts. These deposits exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.

Accounts Receivable and Allowance for Credit Losses

The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of December 31, 2024 and 2023 were $31,115 and $31,676, respectively, and are presented net of allowance for credit losses.

The following table summarizes the allowance for credit losses activity:

	Years Ended of December 31,
	2024	2023
Allowance for credit losses - beginning of year	$374	$1,036
Additions	1,934	315
Deductions - write-offs	(850)	(977)
Allowance for credit losses - end of year	$1,458	$374

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

Amortization of subscription acquisition costs for the years ended December 31, 2024 and 2023 has been presented within discontinued operations (reported within selling and marketing as presented in Note 3). All subscription acquisition costs are related to the discontinued operations and have been impaired as of December 31, 2024 recognized within loss from discontinued operations (for further details see Note 3).

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

There was no revenue from a single customer that was considered significant as a percentage of the Company’s total revenue for the years ended December 31, 2024 and 2023.

There were no significant accounts receivable balances as a percentage of the Company’s total accounts receivable from customers as of December 31, 2024. Significant accounts receivable balances as a percentage of the Company’s total accounts receivable balances represented 14.1% from a customer as of December 31, 2023.

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

There were no significant accounts payable balances as a percentage of the Company’s total accounts payable from vendors as of December 31, 2024. Significant accounts payable balances as a percentage of the Company’s total accounts payable represent 12.2% from a vendor as of December 31, 2023.

Leases

The Company has lease arrangements for its offices. Leases are recorded as an operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets and recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. At inception, the Company determines whether an arrangement that provides control over the use of an asset is a lease. When it is reasonably certain that the Company will exercise the renewal period, the Company includes the impact of the renewal in the lease term for purposes of determining total future lease payments. Rent expense is recognized on a straight-line basis over the lease term. The Company does not have any finance leases.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included on the consolidated statements of operations and comprehensive loss when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

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

Platform development costs are amortized on a straight-line basis over three years, which is the estimated useful life of the related asset and is recorded in cost of revenue on the consolidated statements of operations and comprehensive loss. Amortization period may be accelerated if the useful life of the related asset is shortened.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the estimated fair values determined by management as of the acquisition date. Goodwill is measured as the excess of consideration transferred and the net fair values of the assets acquired, and the liabilities assumed at the date of acquisition. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period, which may be up to one year from the acquisition date, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive loss. Additionally, the Company identifies acquisition-related contingent payments and determines their respective fair values as of the acquisition date, which are recorded as accrued liabilities on the consolidated balance sheets. Subsequent changes in fair value of contingent payments are recorded on the consolidated statements of operations and comprehensive loss. The Company expenses transaction costs related to the acquisition as incurred.

Long-Lived and Definite-Lived Intangible Assets

Long-lived assets and definite-lived intangible assets, consisting of developed technology, customer relationships, and trade names, are amortized using the straight-line method over the estimated economic life of the assets. Long-lived and definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived and definite-lived intangible assets, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the primary asset in the group.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is determined by comparing the fair value of the reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. The Company determined its operating segments are its reportable units for goodwill impairment testing, See Note 10 Goodwill in the accompanying consolidated financial statements. The Company determines the fair value of its reporting units by utilizing the discounted cash flow method of an income approach and the value indicated by the market approach, comparing transaction prices or stock prices of comparable guideline companies to our market value. The income and the market approach are equally weighted when determining fair value of the reportable unit. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, projections of revenue growth and margins, which is dependent on internal forecasts, estimation of the long-term rates of growth of the business, estimation of the useful life over which cash flows will occur, determination of the discount rate and the selection of comparable companies and the interpretation of their data. As well as a control premium determined by utilizing publicly available data from studies for similar transactions of public companies. No impairment charges were recorded during the year ended December 31, 2024.

Debt Costs

Debt costs consist of cash and noncash consideration paid to lenders and third parties with respect to debt and other financing transactions, including legal fees and placement fees. Such costs are deferred and amortized over the term of the related debt. Additional consideration in the form of warrants and other derivative financial instruments issued to lenders are accounted for at fair value utilizing information determined through consultation with the Company’s independent valuation firm. The fair value of warrants and derivatives are recorded as a reduction to the carrying amount of the related debt and amortized to interest expense over the term of such debt, with the initial offsetting entries recorded as a liability on the balance sheet. Upon the settlement of the debt the pro rata portion of any related unamortized debt cost is charged to operations.

Liquidated Damages

The Company incurred and may continue to incur liquidated damages when: (i) a registration rights agreement provided for damages if the Company did not register the shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”), which, in general, provided for a cash payment equal to 1.0% per month of the amount invested, on a daily pro rata basis for any portion of a month, as partial liquidated damages per month, upon the occurrence of certain events, up to a maximum amount of 6.0% of the aggregate amount invested, subject to interest at the rate of 1.0% per month until paid in full; and (ii) a securities purchase agreement provided for damages if the Company failed for any reason to satisfy a public information requirement within the requisite time frame with the Securities and Exchange Commission (“SEC”) (the “Public Information Failure Damages”), which, in general, provided for a cash payment equal to 1.0% of the aggregate amount invested for each 30-day period, or pro rata portion thereof, as partial liquidated damages per month, up to a maximum of 6 months, subject to interest at the rate of 1.0% per month until paid in full. Collectively, the Registration Rights Damages and the Public Information Failure Damages are referred to as the “Liquidated Damages” on the consolidated balance sheets.

Selling and Marketing

Selling and marketing expenses consist of compensation, employee benefits and stock-based compensation of selling and marketing, account management support teams, as well as commissions, travel, trade show sponsorships and events, conferences and advertising costs. The Company’s advertising expenses are expensed when an advertisement takes place. During the years ended December 31, 2024 and 2023, the Company incurred advertising expenses of $2,156 and $3,043, respectively, which are included within selling and marketing on the consolidated statements of operations and comprehensive loss.

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

Derivative Financial Instruments

The Company accounts for freestanding contracts that are settleable in the Company’s equity securities, including the put option on the Company’s common stock, to be designated as an equity instrument, as a liability. A contract so designated is carried at fair value on the consolidated balance sheets, with any changes in fair value recorded as a gain or loss on the consolidated statements of operations and comprehensive loss, with no impact on cash flows.

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

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities.

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

Preferred Stock

Preferred stock (the “Preferred Stock”) (as described in Note 19) is reported as a mezzanine obligation between liabilities and stockholders’ deficiency. If it becomes probable that the Preferred Stock will become redeemable, the Company will re-measure the Preferred Stock by adjusting the carrying value to the redemption value of the Preferred Stock assuming each balance sheet date is a redemption date.

Stock-Based Compensation

The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (no warrants were issued during the years ended December 31, 2024 and 2023) (further details are provided under the headings Publisher Partner Warrants and New Publisher Partner Warrants in Note 21), and (d) common stock warrants to ABG (further details are provided under the heading ABG Warrants in Note 21).

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

The fair value measurement of stock awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of the Company’s common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock units and stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultation with the Company’s independent valuation firm using the Monte Carlo model at the grant date; (4) Publisher Partner Warrants were determined utilizing the Black-Scholes option-pricing model; and (5) ABG warrants are determined utilizing the Monte Carlo model (further details are provided in Note 21). Estimated volatility was determined under the (1) “Probability Weighted Scenarios” (prior to the reverse stock split on February 8, 2022) where one scenario assumes that the Company’s common stock will be up-listed on a national stock exchange (the “Exchange”) on a certain listing date (the “Up-list”) where the estimated volatility was based on evaluating the average historical volatility of a group of peer companies that are publicly traded and the second scenario assumes that the Company’s common stock is not up-listed on the Exchange prior to the final vesting date of the grants (the “No Up-list”) where the historical volatility of the Company’s common stock was evaluated based upon market comparisons; and the (2) “Up-list Scenario” (after the reverse stock split on February 8, 2022) where the Company estimated volatility based on evaluating the average historical volatility of a group of peer companies that are publicly traded after the Company up-listed to the NYSE American. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company has elected to recognize forfeitures as they occur and to recognize stock-based compensation cost on a straight-line basis over the total requisite service period for awards with graded vesting. The Company classifies stock-based compensation cost on its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation cost is classified.

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

Discontinued Operations

When a component such as a reportable segment or an operating segment, a reporting unit, or an asset group is classified as held for sale or disposed of, representing a strategic shift that will have a major effect on the Company’s financial results, the component is classified as a discontinued operation.

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

	As of December 31,
	2024	2023
Series G Preferred Stock	8,582	8,582
Financing Warrants	39,774	39,774
ABG Warrants	999,540	999,540
AllHipHop Warrants	5,682	5,682
Publisher Partner Warrants	9,800	9,800
Restricted stock units	15,557	199,267
Common stock options	2,943,676	5,451,968
Total	4,022,611	6,714,613

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This update also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 was effective for the Company in the fiscal year beginning after December 15, 2023, and interim periods within the fiscal year. The adoption of ASU 2022-03 on January 1, 2024 did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, a new standard to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in annual and interim financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for public entities’ fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard retrospectively in the fourth quarter of 2024 with additional disclosure in the notes to consolidated financial statements (refer to Note 2 and Note 26 for segment reporting).

Recently Issued Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU aims to enhance the transparency of financial reporting by requiring public business entities (PBEs) to provide detailed disclosures about the components of significant expense captions presented in the income statement. The Company will be required to disclose, in a tabular format, the amounts recognized within each relevant expense caption in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026; early adoption is permitted using either a prospective or retrospective transition method. The Company is not planning to early adopt. The Company expects ASU 2024-23 to require additional tabular disclosures in the notes to its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Discontinued Operations

On March 18, 2024, the Company discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. The last date of any obligation of the Company to perform under the Licensing Agreement was March 18, 2024. In connection with the termination, certain ABG Warrants vested (further details are provided under the heading Vesting of Warrants in Note 21).

The table below sets forth the loss from discontinued operations:

	Years Ended December 31,
	2024	2023
Revenue	$22,159	$100,573
Cost of revenue	15,137	53,883
Gross profit (loss)	7,022	46,690
Operating expense
Selling and marketing	12,358	49,982
General and administrative (1)	45,907	369
Depreciation and amortization	2,401	14,681
Loss on impairment of assets (2)	39,391	-
Total operating expenses	100,057	65,032
Loss from discontinued operations	(93,035)	(18,342)
Income tax provision	(8)	(25)
Net loss from discontinued operations	$(93,043)	$(18,367)

(1)	General and administrative expenses for the year ended December 31, 2024, includes a $45,000 termination fee liability.

(2)	Loss on impairment of assets for the year ended December 31, 2024 of $39,391, includes $8,601 for the impairment of intangible assets and $30,790 for the impairment of subscription acquisition costs.

The table below sets forth the major classes of assets and liabilities of the discontinued operations:

	As of December 31,
	2024	2023
Assets
Accounts receivable, net	$-	$13,135
Subscription acquisition costs, current portion	-	29,706
Prepayments and other current assets	-	807
Current assets from discontinued operations	-	43,648
Subscription acquisition costs, net of current portion	-	7,215
Acquired and other intangibles assets, net	-	11,002
Noncurrent assets from discontinued operations	-	18,217
Total assets from discontinued operations	$-	$61,865
Liabilities
Accounts payable	$1,783	$2,554
Accrued expenses and other	519	1,868
Subscription refund liability	423	403
Royalty fee liability (1)	3,750	-
Termination fee liability (1)	45,000	-
Subscription liability, current portion	44,684	42,848
Current liabilities from discontinued operations	96,159	47,673
Subscription liability, net of current portion	-	10,137
Noncurrent liabilities from discontinued operations	-	10,137
Total liabilities from discontinued operations	$96,159	$57,810

(1)	Further details related to the alleged and disputed royalty fee liability of $3,750 and termination fee liability of $45,000 are described under the heading ABG Group Legal Matters in Note 25.

The table below sets forth the cash flows of the discontinued operations:

	Years Ended December 31,
	2024	2023
Cash flows from operating activities from discontinued operations
Net loss from discontinued operations	$(93,043)	$(18,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,401	14,681
Loss on impairment of assets	39,391	-
Stock-based compensation	606	2,768
Bad debt expense	1,058	-
Change in operating assets and liabilities:
Accounts receivable, net	12,077	(64)
Subscription acquisition costs	6,131	3,143
Prepayments and other current assets	807	724
Accounts payable	(771)	(4,700)
Accrued expenses and other (1)	(1,349)	114
Subscription refund liability	20	(442)
Subscription liability	(8,301)	(4,712)
Royalty fee liability (1)	3,750	-
Termination fee liability (1)	45,000	-
Net cash provided by operating activities from discontinued operations	$7,777	$(6,855)

(1)	Included within accrued expenses and other on consolidated statements of cash flows.

Further details regarding legal matters in connection with the discontinued operations are provided under the heading ABG Group Legal Matters in Note 25.

4. Acquisitions and Dispositions

The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.

2023 Acquisition

Teneology, Inc. – On January 11, 2023, the Company entered into an asset purchase agreement with Teneology, Inc., (“Teneology”) pursuant to which it acquired certain assets (consisting of the RoadFood media business, including digital and television assets; the Moveable Feast media business, including digital and television assets; the Fexy-branded content studio business; and the MonkeySee YouTube Channel media business, collectively “Fexy Studios”), for a purchase price of $3,307. The purchase price consisted of the following: (1) $500 cash paid at closing (including an advance payment of $250 prior to closing); (2) $75 deferred cash payments due in three equal installments (paid in 2023); (3) $200 deferred cash payment due on the first anniversary of the closing date, subject to certain indemnity provisions (further details are provided under the heading Fexy Put Option in Note 16); and (4) the issuance of 274,692 shares of the Company’s common stock, subject to certain lock-up provisions, with a fair value of $2,000 on the transaction closing date (fair value was determined based on an independent appraisal); and which was subject to a put option under certain conditions (the “contingent consideration”) (as further described below in Note 16). The number of shares of the Company’s common stock issued was determined based on a $2,225 value using the common stock trading price on the day immediately preceding the January 11, 2023 closing date (on the closing date the common stock trading price was $7.94 per share). The agreement also provided for a cash retention pool for certain employees of $300, subject to vesting over three years upon continued employment and other conditions.

The composition of the purchase price is as follows:

Cash	$500
Common stock	2,000
Contingent consideration	561
Deferred cash payments, as discounted	246
Total purchase consideration	$3,307

The Company accounted for the asset acquisition as a business combination in accordance with ASC 805 since the acquisition met the definition of a business under the applicable guidance.

The Company incurred $99 in transaction costs related to the acquisition, which primarily consisted of legal and accounting expenses. The acquisition-related expenses were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

2023 Disposition

On November 17, 2023, the Company sold certain assets related to one of Parade’s business components known as Athlon Outdoors for cash proceeds of $1,061 ($1,000 sale price (with a target working capital of $272) plus a preliminary working capital adjustment of $61), as further reduced by a final working capital adjustment of $153, as reflected in accrued expenses and other on the consolidated balance sheets, resulting in a final sale price of $908. In connection with the sale, the Company disposed of certain advertiser relationships and trade name relating to that business component with a carrying value of $639 and $172, respectively, along with the accounts receivable and accounts payable of the business component of $453 and $31, respectively, resulting in a recognized loss on sale of assets of $325 as reflected on the consolidated statements of operations and comprehensive loss.

5. Prepayments and Other Current Assets

Prepayments and other current assets are summarized as follows:

	As of December 31,
	2024	2023
Prepaid expenses	$2,078	$2,139
Prepaid supplies	62	773
Refundable income and franchise taxes	149	157
Unamortized debt costs	-	209
Employee retention credits	2,468	2,468
Other receivables	-	45
Total prepayments and other current assets	$4,757	$5,791

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure. During the year ended December 31, 2024, the Company recorded the employee retention credits as a reduction to payroll and related expenses of $6,868 in operating expenses on the consolidated statements of operations with a corresponding receivable included in prepaid expenses and other current assets on the consolidated balance sheets for the respective periods. During the year ended December 31, 2024, the Company received $4,400 in employee retention credits and has a receivable balance remaining of $2,468 as of December 31, 2024.

6. Property and Equipment

Property and equipment are summarized as follows:

	As of December 31,
	2024	2023
Office equipment and computers	$1,777	$1,744
Leasehold improvements	54	-
Furniture and fixtures	133	166
	1,964	1,910
Less accumulated depreciation and amortization	(1,816)	(1,582)
Net property and equipment	$148	$328

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $234 and $352, respectively. Impairment charges for property and equipment for the years ended December 31, 2024 and 2023 of $0 and $55, respectively, have been recorded on the consolidated statements of operations and comprehensive loss.

7. Leases

The Company has a real estate lease for the use of office space.

The table below presents information related to the operating leases:

	As of December 31,
	2024	2023
Operating lease costs during the year	$431	$1,052
Cash payments included in the measurement of operating lease liability during the year	916	486
Operating lease liability arising from obtaining lease right-of-use assets during the year	2,583	-
Weighted-average remaining lease term (in years) as of year-end	5.92	0.75
Weighted-average discount rate during the year	10.90%	9.90%

The Company generally utilizes its incremental borrowing rates on a collateralized basis, reflecting the Company’s credit quality and the term of the lease at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

The components of operating lease costs were as follows:

	As of December 31,
	2024	2023
Operating lease costs included in:
General and administrative	$884	$1,344
Total operating costs (1)	884	1,344
Less sublease income	(453)	(292)
Total operating lease costs	$431	$1,052

(1)	Includes certain costs associated with an expired business membership agreement that permitted access to certain office space of $0 and $620 and month-to-month lease arrangements of $0 and $396 for the years ended December 31, 2024 and 2023, respectively.

Maturities of the operating lease liability as of December 31, 2024 are summarized as follows:

Years Ending December 31,
2025	$-
2026	652
2027	652
2028	652
2029	652
Thereafter	597
Total lease payments	3,205
Less imputed interest	(987)
Present value of operating lease liability	$2,218
Current portion of operating lease liability	$254
Long-term portion of operating lease liability	1,964
Total operating lease liability	$2,218

Sublease Agreement – The Company has entered into agreements to sublease certain space that it does not occupy, through the duration of the lease terms, with one sublease that expires in September 2024 and two other subleases (these operating leases were recorded as an assumed lease liability in connection with the acquisition of Men’s Journal) that expires in March 2025. As of December 31, 2024, the Company is entitled to receive total sublease income of $265 which will offset an assumed liability.

Lease Termination – Effective September 30, 2021, the Company terminated a certain lease arrangement for office space. In connection with the termination, the Company agreed to pay the landlord cash payments and credits for market rate advertising, where $4,000 of cash payments were paid during each year ended December 31, 2024 and 2023, and market rate advertising of $800 and $615 recognized during the years ended December 31, 2024 and 2023, respectively, leaving no further obligations related to the lease termination.

8. Platform Development

Platform development costs are summarized as follows:

	As of December 31,
	2024	2023
Platform development	$31,434	$26,054
Less accumulated amortization	(23,319)	(17,331)
Net platform development	$8,115	$8,723

A summary of platform development activity is as follows:

	As of December 31,
	2024	2023
Platform development beginning of year	$26,054	$21,493
Payroll-based costs capitalized	5,121	3,773
Less dispositions	-	(164)
Total capitalized payroll-based costs	31,175	25,102
Stock-based compensation	259	1,016
Impairments	-	(64)
Platform development end of year	$31,434	$26,054

Amortization expense for platform development for the years ended December 31, 2024 and 2023 was $5,988 and $6,332, respectively. Amortization expense for platform development is included in cost of revenue on the consolidated statements of operations and comprehensive loss. Impairment charges for platform development for the years ended December 31, 2024 and 2023 of $0 and $64, respectively, have been recorded on the consolidated statements of operations and comprehensive loss.

9. Intangible Assets

Intangible assets subject to amortization consisted of the following:

	As of December 31, 2024				As of December 31, 2023
	Weighted Average Useful Life (in years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.70	$17,333	$(17,333)	$-	$17,333	$(17,333)	$-
Trade name	16.10	5,181	(1,799)	3,382	5,181	(1,547)	3,634
Brand name	9.50	12,115	(3,729)	8,386	12,774	(2,374)	10,400
Subscriber relationships	8.50	2,150	(1,379)	771	2,150	(1,121)	1,029
Advertiser relationships	9.90	14,519	(4,269)	10,250	15,182	(2,832)	12,350
Database	3.00	1,140	(1,140)	-	1,140	(1,140)	-
Digital content	2.00	355	(355)	-	355	(311)	44
Total intangible assets		$52,793	$(30,004)	$22,789	$54,115	$(26,658)	$27,457

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the years ended December 31, 2024 and 2023 was $3,470 and $6,341, respectively, of which amortization expense for developed technology of $0 and $2,450, respectively, is included in cost of revenue on the consolidated statements of operations and comprehensive loss.

Impairment charges for the year ended December 31, 2024 of $1,198 was recorded as a result of the disposition of Fexy Studios intangible assets, including the advertiser relationships of $608 and brand names of $590, on the consolidated statements of operations and comprehensive loss. No impairment charges from continuing operations for the year ended December 31, 2023 was recorded for intangible assets.

Estimated total amortization expense for the next five years and thereafter related to the Company’s intangible assets subject to amortization as of December 31, 2024 is as follows:

Years Ending December 31,
2025	$3,328
2026	3,115
2027	3,115
2028	2,865
2029	2,626
Thereafter	7,740
$22,789

10. Other Long-Term Assets

Other assets are summarized as follows:

	As of December 31,
	2024	2023
Security deposit	$109	$420
Other receivables	-	90
Prepaid insurance	42	284
Unamortized debt cost	-	209
Total other assets	$151	$1,003

11. Goodwill

The changes in carrying value of goodwill are as follows:

	As of December 31,
	2024	2023
Carrying value at beginning of year	$42,575	$39,344
Goodwill acquired in acquisition of Parade	-	-
Goodwill acquired in acquisition of Men’s Journal	-	1,246
Goodwill acquired in acquisition of Fexy Studios	-	1,985
Carrying value at end of year	$42,575	$42,575

The Company performs an annual goodwill impairment test, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Resulting from a change in reportable segments (see Note 26) the Company reassessed its goodwill reporting unit level and determined its goodwill reporting units had changed and goodwill was assigned to the new goodwill reporting units based on the relative fair value of each reporting unit.

The goodwill impairment test was conducted at the reporting unit level, which now consists of four reporting units: Sports, Finance, Lifestyle, and Platform.

The Company bypassed the qualitative test known as Step Zero and proceeded directly to the quantitative impairment test allowable under ASC 350. The fair value of each reporting unit was estimated using a combination of the income and market approaches. The income approach utilized a discounted cash flow analysis, incorporating management’s projections of revenue growth, operating margins, and discount rates that reflect the risk-adjusted cost of capital. The market approach considered valuation multiples derived from comparable publicly traded companies.

Based on the results of the quantitative impairment test, the fair values of all four reporting units exceeded their respective carrying amounts. Accordingly, no goodwill impairment was recorded during the years ended December 31, 2024 and 2023, respectively.

12. Accrued Expenses and Other

Accrued expenses and other are summarized as follows:

	As of December 31,
	2024	2023
General accrued expenses	$2,140	$5,551
Accrued payroll and related taxes	3,805	4,515
Accrued publisher expenses	4,066	7,596
Accrued interest	-	3,824
Liabilities in connection with acquisitions and dispositions	30	1,119
Assumed lease liability	390	1,328
Lease termination liability	-	4,481
Other accrued expenses	559	489
Total accrued expenses and other	$10,990	$28,903

13. Line of Credit

Line of Credit – In connection with the Arena Notes Default (as further described below in Note 25) there was a cross-default under the SLR Digital Finance LLC (“SLR” and the “SLR Default”) financing and security agreement for a line of credit (the “Line of Credit”), where the Line of Credit, as amended, was terminated. In connection with the termination, the Company paid SLR $3,448 with the proceeds from the Simplify Loan as described in Note 17, representing the amount due on the outstanding loan balance, accrued interest, certain fees and contingency reserves other fees in connection with the termination. In connection with the SLR Default, SLR no longer provided funding under the Line of Credit while paying down the Line of Credit with payments received from the Company’s customers in accordance with the terms of the agreement.

As of December 31, 2023, in connection with the SLR Default, the Company recorded a $900 termination fee representing 2.25% of the maximum line amount, and the current portion of the unamortized debt costs of $209 was reflected in prepayment and other current assets and the noncurrent portion of $209 was reflected in other long-term assets on the consolidated balance sheets. As of December 31, 2024 and 2023, the outstanding balance under the Line of Credit was $0 and $19,609, respectively.

The Company has refinanced the Line of Credit with a new credit facility with Simplify, as further described in Note 17.

Information for the years ended December 31, 2024 and 2023, with respect to interest expense related to the Line of Credit is provided under the heading Interest Expense in Note 18.

14. Liquidated Damages Payable

Liquidated damages were recorded as a result of the Registration Rights Damages and the Public Information Failure Damages.

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of December 31, 2024
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	566	574	796	1,936
Convertible debentures (2)	-	144	89	233
Series J convertible preferred stock (2)	152	152	165	469
Series K convertible preferred stock (2)	166	70	341	577
Total	$899	$940	$1,391	$3,230

(1)	Shares of common stock issuable to MDB Capital Group, LLC (“MDB”) (see Common Stock to be Issued in Note 20).
(2)	Represents previously issued and converted debt or equity securities.

	As of December 31, 2023
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H Preferred Stock	565	574	659	1,798
Convertible debentures (2)	-	144	72	216
Series J convertible preferred stock (2)	152	152	129	433
Series K convertible preferred stock (2)	166	70	226	462
Total	$898	$940	$1,086	$2,924

(1)	Shares of common stock issuable to MDB.
(2)	Represents previously issued and converted debt or equity securities.

As of December 31, 2024 and 2023, the short-term liquidated damages payable were $3,230 and $2,924, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of December 31, 2024, or $3,230, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

On December 1, 2023, the Company entered into a waiver of liquidated damages and release of claims, where B. Riley, a principal stockholder at the time, relinquished any claims to liquidated damages and accrued interest thereon amounting to $3,497, which resulted in a gain on forgiveness of debt. Given this transaction was with a related party and in connection with other contemporaneous transactions with another principal stockholder, Simplify (further described in Note 25), the gain of $3,497 was recorded within additional paid-in capital on the consolidated statement of stockholders’ deficiency.

On February 8, 2023, the Company entered into a stock purchase agreement with an investor, where the Company was liable for liquidated damages, pursuant to which the Company issued 47,252 shares of its common stock, in satisfaction of the liquidated damages, at a price equal to $10.56 per share (determined based on the volume-weighted average price of the Company’s common stock at the close of trading on the sixty (60) previous trading days), to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date. The Company prepared and filed a registration statement covering the resale of these shares of the Company’s common stock issued in lieu of payment of these liquidated damages in cash. During the year ended December 31, 2024, the Company recorded $499 in connection with the issuance of shares of the Company’s common stock on the consolidated statements of stockholders’ deficiency (further details are provided under the heading Common Stock for Liquidated Damages in Note 20).

Information with respect to the liquidated damages recognized on the consolidated statements of operations and comprehensive loss is provided in Note 22.

During the years ended December 31, 2024 and 2023, the Company recorded liquidated damages of $306 and $583 (including accrued interest of $306 and $583), respectively.

15. Other Long-Term Liabilities

As of December 31, 2023, other long-term liabilities consisted of $350 for an assumed lease liability and $56 of other. There were no long-term liabilities as of December 31, 2024.

16. Fair Value Measurement

The Company’s financial instruments consist of level 1, Level 2 and level 3 assets as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company’s cash and cash equivalents of $4,362 and $9,284, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.

The Company accounted for certain common stock issued in connection with the acquisition of Fexy Studios that was subject to a put option (which provided for a cash payment to the sellers on the first anniversary date of the closing (or January 11, 2024) in the event the common stock trading price on such date was less than the common stock trading price on the day immediately preceding the acquisition date, or $8.10 per share), as a derivative liability, which required the Company to carry such amounts on its consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

Fexy Put Option – The Company accounted for certain common stock issued in connection with the Fexy Studios acquisition that was subject to a put option (the “Fexy Put Option”), which provides for a cash payment to the sellers on the first anniversary date of the closing (on January 11, 2024) in the event the common stock trading price on such date was less than the common stock trading price on the day immediately preceding the acquisition date of $8.10 per share, as a derivative liability, which required the Company to carry such amounts on the consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

On February 15, 2024, in connection with the contingent consideration related to the acquisition of Fexy Studios, the Company agreed to pay the amount due of $2,478 in four (4) equal installments of approximately $620 starting February 16, 2024 (paid $620 in February 2024) and then on the 15th day of March (paid $620 in March 2024), April (paid $620 in April 2024) and May (paid $620 in May 2024) of 2024 comprised of the following: (i) $2,225 pursuant to the Fexy Put Option where the Company gave the recipients of the contingent consideration a right to put their 274,692 shares of the Company’s common stock; (ii) $200 deferred payment due under the purchase agreement; and (iii) $53 in other costs and reimbursable transition expenses payable. During the nine months ended December 31, 2024, the Company paid the Fexy Put Option and recorded the repurchase of 274,692 shares of the Company’s common stock issued in connection with the acquisition, resulting in a loss of $379 as reflected on the consolidated statements of stockholders’ deficiency.

The Company’s Term Debt (as described below), carried at amortized cost, with a carrying value of $110,436 and $102,309 as of December 31, 2024 and 2023, respectively, its Simplify Loan (as described below) carried at amortized cost, has a carrying value of $10,651 as of December 31, 2024, and its Bridge Notes, carried at amortized cost, has a carrying value of $7,887 as of December 31, 2023.

Liabilities measured at fair value on a recurring basis consisted of the following December 31, 2023:

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

For the years ended December 31, 2024 and 2023, the loss in change in valuation of the contingent consideration of $313 and $1,010, respectively, was recognized in other expense on the consolidated statements of operations and comprehensive loss.

17. Simplify Loan

On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party as further described in Note 24 (the “Simplify Loan”), pursuant to which the Company has available up to $50,000 (originally $25,000) at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears with a maturity on December 1, 2026 (originally March 13, 2026). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations. In connection with the Amended Promissory Note, on August 19, 2024, the Company and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for shares of the Company’s common stock, as further described under the heading Common Stock Purchase Agreement and Simplify Loan Exchange for Common Stock in Note 20. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand by Simplify. As of December 31, 2024, the balance outstanding on the Simplify Loan was $10,651.

In connection with the closing of the Simplify Loan, the Company borrowed $3,448 to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under the Line of Credit.

Information for the years ended December 31, 2024 and 2023, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 18.

18. Term Debt

Pursuant to the Note Purchase Agreement, as amended from time-to time, leading to the Third Amended and Restated Note Purchase Agreement dated December 15, 2022 (the “Third Amended and Restated Notes”) (as further described under the heading Former Principal Stockholder in Note 24), as of December 31, 2024 and 2023, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”), the 2022 bridge notes (the “2022 Bridge Notes”) and the 2023 notes (the “2023 Notes”), as further described below and collectively referred to as the “Term Debt”.

Senior Secured Notes

The terms of the Senior Secured Notes provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable prior to January 1, 2022 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2026, subject to certain acceleration conditions; and

●	the Company to enter into the 2022 Bridge Notes for $36,000 (as further described below).

Delayed Draw Term Notes

The terms of the Delayed Draw Term Notes provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2026, subject to certain acceleration terms.

2022 Bridge Notes

The terms of the 2022 Bridge Notes provide for:

●	an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the First Amendment, (as further described below);

●	a maturity date of December 31, 2026, subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes; and

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

2023 Notes

In connection with the Third Amended and Restated Notes (as further described under the heading Former Principal Stockholder in Note 24), on August 31, 2023 pursuant to Amendment No. 1 under the Third Amended and Restated Notes dated August 14, 2023, the Company issued $5,000 aggregate principal amount of senior secured notes (the “2023 Notes” and collectively the 2022 Bridge Notes and 2023 Notes are referred to as the “Bridge Notes”) The provisions of Amendment No. 1 also permit certain incremental borrowings in the amount up to $3,000 at the sole discretion of the purchaser (the “Incremental 2023 Notes”), subject to a minimum amount of $1,000 and other conditions. On September 29, 2023, the Company issued $1,000 aggregate principal amount of Incremental 2023 Notes. On November 27, 2023, the Company issued $2,000 aggregate principal amount of Incremental 2023 Notes.

The terms of 2023 Notes provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of December 31, 2026; and

●	an election to prepay the notes, at any time, at 100% of the principal amount due with no premium or penalty.

The following table summarizes the Term Debt:

	As of December 31, 2024			As of December 31, 2023
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of December 31, 2024, as amended	$62,691	$(181)	$62,510	$62,691	$(272)	$62,419
Delayed Draw Term Notes, effective interest rate of 10.2% as of December 31, 2024, as amended	4,000	(21)	3,979	4,000	(31)	3,969
2022 Bridge Notes, effective interest rate of 10.2% as of December 31, 2024, as amended	36,000	(53)	35,947	36,000	(79)	35,921
2023 Notes, effective interest rate of 14.2% as of December 31, 2024, as amended	8,000	-	8,000	-	-	-
Total	$110,691	$(255)	$110,436	$102,691	$(382)	$102,309

The 2023 Notes with a carrying value of $7,887 were reflected in current liabilities on the consolidated balance sheet as of December 31, 2023.

The debt issuance costs incurred, as amended based on certain debt modifications, are being amortized over the applicable term of the Term Debt.

On December 29, 2023, the Company failed to make the interest payment due on the Term Debt resulting in an event of default with subsequent agreement to a forbearance period that was extended to September 30, 2024. On July 12, 2024, the Company entered into a third amendment to the Third Amended and Restated Notes dated as of December 15, 2022 (“Amendment No. 3”) which further deferred the accrued interest due date to December 31, 2024 (refer to the heading Principal Stockholder in Note 24). On November 6, 2024, the Company received a letter from Renew (as described in Note 24) confirming the Company was not then in default under the Term Debt (collectively all of the Term Debt is also referred to as “Loan Documents”) due to the cure of the default identified in the forbearance letter (as updated from time-to-time the “forbearance letter”), and all interest was paid as of December 31, 2024 (see Note 24).

As of December 31, 2024, the Term Debt principal maturity of $110,691 is due on December 31, 2026.

Information for the years ended December 31, 2024 and 2023 with respect to interest expense related to the Term Debt is provided below.

Interest Expense

The following table represents interest expense:

	Years Ended December 31,
	2024	2023
Amortization of debt costs:
Line of credit	$418	$214
Senior Secured Notes	91	632
Delayed Draw Term Notes	10	72
2022 Bridge Notes	26	1,216
2023 Notes	113	244
Total amortization of debt costs	658	2,378
Noncash and accrued interest:
Senior Secured Notes	-	1,602
Delayed Draw Term Notes	-	102
2022 Bridge Notes	-	920
2023 Notes	-	173
Line of credit termination fee	-	900
Other accrued interest	-	127
Total noncash and accrued interest	-	3,824
Cash paid interest:
Line of credit	1,706	2,023
Simplify Loan	585	-
Senior Secured Notes	6,373	4,754
Delayed Draw Term Notes	406	303
2022 Bridge Notes	3,660	3,763
2023 Notes	812	44
Other	471	1,214
Total cash paid interest (1)	14,013	12,101
Less interest income (2)	(3)	(338)
Total interest expense	$14,668	$17,965

(1)	During the year ended of December 31, 2024, the Company paid cash interest of $3,824 that was accrued at December 31, 2023.

(2)	During the year ended December 31, 2023, the Company recorded interest income of $338 related to the refunds received from the employee retention credits.

19. Preferred Stock

The Company has the authority to issue 1,000,000 shares of Preferred Stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of December 31, 2024 as follows:

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

Series H Preferred Stock

All of the then outstanding shares of Series H convertible Preferred Stock (the “Series H Preferred Stock”) automatically converted into shares of the Company’s common stock on the fifth anniversary date of the initial first closing of the Series H Preferred Stock, or on August 10, 2023, at the conversion price of $7.26 per share (the “automatic mandatory conversion”). Further details are provided under the heading Common Stock in Note 20.

20. Stockholders’ Deficiency

Common Stock

Common Stock Purchase Agreement – On August 19, 2024, in connection with the Amended Promissory Note, the Company and Simplify entered into a Common Stock Purchase Agreement, where $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock at a purchase price of approximately $0.84 per share, based on a 60-day volume weighted-average price of the Company’s common stock, which approximated the trading price on August 19, 2024, as reflected on the consolidated statements of stockholders’ deficiency. Further information is provided in Note 24.

Common Stock Private Placement – On February 14, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Simplify, pursuant to which the Company agreed to sell and issue to Simplify in a private placement (the “Private Placement”) an aggregate of 5,555,555 shares (the “Private Placement Shares”) of the Company’s common stock, at a purchase price of $2.16 per share, a price equal to the 60-day volume weighted average price of the Company’s common stock. The Private Placement closed on February 14, 2024 and the Company received proceeds from the Private Placement of $12,000 as reflected on the condensed consolidated statements of stockholders’ deficiency. The proceeds were used for working capital and general corporate purposes. Further information is provided in Note 24.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 971,863 and 429,528 shares of the Company’s common stock (as described in Note 21) during the years ended December 31, 2024 and 2023, respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock Withheld – The Company recorded the repurchase of vested restricted common stock of 330,982 shares for the payment for taxes of $534, and 202,382 shares for the payment for taxes of $1,423, during the years ended December 31, 2024 and 2023, respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock for Series H Preferred Stock – During the year ended December 31, 2023, the Company recorded the issuance of 1,981,128 (of which 1,759,224 were issued in accordance with the automatic mandatory conversion) shares of common stock upon conversion of 14,356 (of which 12,748 were issued were issued in accordance with the automatic mandatory conversion) shares of Series H Preferred Stock, with a corresponding amount of $13,008 (representing 14,356 shares of Series H Preferred Stock at $1,000 stated par value per share, less issuance cost of $1,348), as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock Registered Direct Offering – On March 31, 2023, the Company entered into common stock purchase agreements with certain purchasers, pursuant to which the Company issued and sold in a registered direct offering an aggregate of 2,963,918 shares of the Company’s common stock, at a purchase price of $3.88 per share. The gross proceeds received were $11,500 and after deducting offering expenses of $356, the Company received net proceeds of $11,144, as reflected on the consolidated statements of stockholder’s deficiency. No underwriter or placement agent participated in the registered direct offering. Further information is provided in Note 24.

Common Stock for Acquisitions – During the year ended December 31, 2023, the Company recorded the issuance of 274,692 shares of the Company’s common stock, as reflected on the consolidated statements of stockholders’ deficiency pursuant to the Fexy Studios asset acquisition on January 11, 2023, with a fair value of $2,000 on the transaction closing date, as further described in Note 4.

Common Stock for Liquidated Damages – During the year ended December 31, 2023, the Company entered into several stock purchase agreements with an investor where it was liable for liquidated damages, pursuant to which the Company issued 47,252 shares of its common stock to the investor in lieu of an aggregate of $499 owed in liquidated damages as of the conversion date, where the Company recorded $369 in connection with the issuance of shares of the Company’s common stock and a gain of $130 on the settlement of the liquidated damages, both as reflected in additional paid-in capital, totaling $499, which was recorded as additional paid-in capital on the consolidated statements of stockholders’ deficiency.

Exercise of Stock Options – During the year ended December 31, 2023, the Company recorded the exercise of 795 common stock options for shares of the Company’s common stock for cash of $0, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock to be Issued – During the year ended December 31, 2023, in connection with the Say Media merger on December 12, 2018, the Company issued 38,582 shares of the Company’s common stock, which were required to be issued as of January 1, 2022.

Restricted Stock Awards

Unless otherwise stated, the fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued. The estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award (see Note 21).

Common Stock to be Issued

In connection with a closing of a private placement on January 4, 2018, MDB, as the placement agent, was entitled to receive 2,701 shares of the Company’s common stock (subject to liquidated damages, see Note 14), which have not been issued as of December 31, 2024, as reflected on the consolidated statements of stockholders’ deficiency as common stock to be issued (see Note 14).

Common Stock Warrants

Warrants were issued to purchase shares of the Company’s common stock in connection with various financings, all of which have expired.

As of December 31, 2024, the Company had outstanding warrants to purchase 39,774 shares of common stock, all of which are currently exercisable. These warrants were issued in connection with financing activities and have a weighted-average exercise price of $7.26 per share. The warrants are set to expire on October 20, 2025, resulting in a weighted-average remaining contractual life of approximately 0.80 years.

There was no intrinsic value of exercisable but unexercised in-the-money financing warrants based on a fair market value of the Company’s common stock of $1.34 per share on December 31, 2024.

AllHipHop Warrants – On October 26, 2020, the Company granted AllHipHop, LLC an aggregate of 5,682 warrants for shares of the Company’s common stock with an exercise price of $14.30 (the “AllHipHop Warrants”). The AllHipHop Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments, and may be exercised on a cashless basis.

ABG Warrants – On June 14, 2019, the Company issued 999,540 warrants to acquire the Company’s common stock to ABG (the “ABG Warrants”) in connection with the Sports Illustrated Licensing Agreement, expiring in ten years. The warrants provided time-based vesting in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the warrants, of which 399,816 are vested as of December 31, 2024 (the “Time-Based Warrants”). Further details are provided under the heading ABG Warrants in Note 21, and performance based vesting based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022, or 2023 (the “Performance-Based Warrants”), of which 599,724 vested of December 31, 2024, further details are provided under the heading ABG Warrants in Note 23 and in Note 29. The warrants also provide that (1) under certain circumstances the Company may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; (2) all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and (3) ABG has the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any future equity issuance of the Company (subject to customary exceptions). As of December 31, 2024, 399,816 Time-Based Warrants and 599,724 Performance-Based Warrants are vested (further details are provided under the heading ABG Warrants in Note 21).

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the ABG Warrants is provided in Note 21.

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

Information with respect to stock-based compensation cost and unrecognized stock-based compensation cost related to the New Publisher Partner Warrants is provided in Note 21.

21. Stock–Based Compensation

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

Restricted Stock Units

During the years ended December 31, 2024 and 2023, the Company issued restricted stock units to various employees and members of the board subject to continued service. Upon vesting of the award, subject to certain conditions for release of the award, the Company issues the underlying common stock of the Company.

The fair value of a restricted stock unit was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued during the years ended December 31, 2024, and 2023.

A summary of the restricted stock unit activity during the year ended December 31, 2024 is as follows:

	Number of Shares		Weighted Average Grant-Date Fair
	Unvested	Vested	Value
Restricted stock units outstanding at January 1, 2024	199,267	612,871	$13.55
Granted	222,396	-	1.55
Vested	(366,491)	366,491	4.11
Issuance of common stock for restricted stock units	-	(971,863)
Cancelled	(39,615)	-	8.72
Restricted stock units outstanding at December 31, 2024	15,557	7,499	6.99

On February 28, 2023 and June 30, 2023, the Company modified certain restricted stock units as a result of the resignation of two senior executives, where 38,026 and 42,635 restricted stock units with time-based vesting that were unvested were vested, respectively, subject to certain provisions, resulting in no incremental cost.

The aggregate grant date fair value of restricted stock units that vested during the year ended December 31, 2024 was $1,507.

The Company’s policy is to repurchase the number of shares of its common stock at the fair market value at the time of issuance of new shares of its common stock upon conversion of a restricted stock unit to cover the tax obligations. During the year ending December 31, 2025, the Company expects to repurchase approximately 6,000 shares of its common stock to cover the tax obligations upon the conversion of restricted stock units that are expected to vest and be released during the period.

The total intrinsic value of shares of the Company’s common stock issued for restricted stock units that were released during the years ended December 31, 2024 and 2023 were $454 and $2,955, respectively.

Common Stock Options

During the years ended December 31, 2024 and 2023, the Company issued common stock options under the 2022 Plan, consisting of primarily of incentive stock options with a term of up to ten years with time-based vesting provisions over three years.

The fair value of common stock option awards granted during the years ended December 31, 2024 and 2023 was calculated using a Black-Scholes options-pricing model for the time-based awards under the Up-list Scenario, after the Company’s common stock was listed on the NYSE American. The assumptions utilized are as follows:

	Years Ended December 31,
	2024	2023
	Up-list	Up-list
Risk-free interest rate	3.85% - 3.98%	3.46% - 4.82%
Expected dividend yield	0.00%	0.00%
Expected volatility	47.32% - 47.35%	46.43% - 47.27%
Expected life	6 years	6 years

A summary of the common stock option activity during the year ended December 31, 2024 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Common stock options outstanding at January 1, 2024	5,451,968	$9.56	4.43
Granted	22,843	0.35
Forfeited	(401,489)	7.58
Expired	(2,129,646)	9.20
Common stock options outstanding at December 31, 2024	2,943,676	10.03	2.98
Common stock options exercisable at December 31, 2024	2,265,249	10.06	3.72
Common stock options not vested at December 31, 2024	678,427
Common stock options available for future grants at December 31, 2024 (1)	1,338,225

(1)	Common stock available for future issuance under the 2022 Plan represent 1,800,000 of authorized shares; less 422,052 common stock options outstanding and 19,723 restricted stock units outstanding.

The aggregate grant date fair value of common stock options granted during the years ended December 31, 2024 and 2023 was $4 and $610, respectively. The weighted-average grant-date fair value of common stock options granted during the years ended December 31, 2024 and 2023 were $0.18 and $2.21, respectively.

The total intrinsic value of common stock options exercised during the years ended December 31, 2024 and 2023 were $0 and $10, respectively. The total fair value of common stock options vested during the years ended December 31, 2024 and 2023 were $2,412 and $10,155, respectively.

The unvested common stock options for which the vesting is expected based on achievement of a performance condition as of December 31, 2024 were 583,143 with a weighted average remaining contractual term of 4.28 years.

The Company’s policy is to repurchase the number of shares of its common stock at the fair market value at the time of issuance of its common stock upon exercise of common stock options to cover the tax obligations and any cashless exercise.

As of December 31, 2024, there was no intrinsic value of exercisable, in-the-money common stock option awards and no aggregate intrinsic value of all outstanding, in-the-money options, including both exercisable and unvested options, based on the fair market value of the Company’s common stock trading price at December 31, 2024 of $1.34 per share.

Modification of Awards – On February 28, 2023, the Company modified certain equity awards as a result of the resignation of a senior executive employee where 38,026 restricted stock units with time-based vesting that were unvested were vested and 21,117 options to purchase shares of the Company’s common stock with time-based vesting that were unvested were vested, each subject to compliance with applicable securities laws and certain other provisions. In connection with the modification of these equity awards, the Company agreed to purchase a total of 45,632 options to purchase shares of the Company’s common stock (including previously vested options to purchase shares of the Company’s common stock of 24,515) as of the resignation date of the employee at a price of $10.29 per share, reduced by the exercise price and required tax withholdings, subject to certain conditions. The modification of the equity awards resulted in the unamortized costs being recognized at the modification date. The cash price of $10.29 per option less the strike price of $8.82 per option resulted in incremental cost of $68 being recognized at the modification date. The modification resulted in liability classification of the equity awards, with $68 paid during the year ended December 31, 2024.

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

On November 2, 2023, the Company modified options of former a senior executive officer for 450,560 shares of the Company’s common stock, pursuant to which the exercise period would be extended for the 10-year contractual term from the grant date of the award subject to continued employment through the closing date of the Business Combination (see Note 24) (the “conditions”). Incremental costs in connection with the modification was $380, of which no cost was recognized at the modification date since the conditions were not satisfied and the employment of the officer was terminated.

ABG Warrants

In connection with the Licensing Agreement and issuance of the ABG Warrants to purchase up to 999,540 shares of the Company’s common stock, the Company recorded the issuance of the warrants as stock-based compensation with the fair value of the warrants measured at the time of issuance and expensed over the requisite service period.

A summary of the ABG Warrant activity during the year ended December 31, 2024 is as follows:

	Number of Shares		Weighted Average	Weighted Average Remaining Contractual Life
	Unvested	Vested	Exercise Price	(in years)
ABG Warrants outstanding at January 1, 2024	599,724	399,816	$11.55	5.46
Vested	(599,724)	599,724	-	-
ABG Warrants outstanding at December 31, 2024	-	999,540	11.55	4.45

There was no intrinsic value of exercisable but unexercised in-the-money ABG Warrants as of December 31, 2024 based on a fair market value of the Company’s common stock of $1.34 per share on December 31, 2024. Information on the acceleration of the vesting of the ABG Warrants is provided in Note 27.

Publisher Partner Warrants

Publisher Partner Warrants – Publisher Partner Warrants outstanding as of January 1, 2023, totaling 4,154, expired during the year ended December 31, 2023. As of December 31, 2024 and 2023, there are no Publisher Partner Warrants outstanding.

A summary of the Publisher Partner Warrants activity during the year ended December 31, 2024 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Life
	Shares	Price	(in Years)
Publisher Partner Warrants outstanding at January 1, 2024	9,800	$6.91	4.15
Granted	-	6.91	3.15
Publisher Partner Warrants outstanding at December 31, 2024	9,800	7.11	3.14
Publisher Partner Warrants exercisable at December 31, 2024	6,062
Publisher Partner Warrants not vested at December 31, 2024	3,738
Publisher Partner Warrants available for future grants at December 31, 2024	23,200

There was no intrinsic value of exercisable but unexercised in-the-money Publisher Partner Warrants since the fair market value of $1.34 per share of the Company’s common stock was lower than the exercise prices on December 31, 2024.

Stock-Based Compensation

Stock–based compensation and equity-based expense charged to operations or capitalized during the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31, 2024
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$119	$745	$13	$877
Selling and marketing	20	187	-	207
General and administrative	909	432	-	1,341
Total costs charged to operations	1,048	1,364	13	2,425
Capitalized platform development	-	259	-	259
Total stock-based compensation	$1,048	$1,623	$13	$2,684

	Year Ended December 31, 2023
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$2,092	$2,136	$10	$4,238
Selling and marketing	257	961	-	1,218
General and administrative	6,372	3,454	1,010	10,836
Total costs charged to operations	8,721	6,551	1,020	16,292
Capitalized platform development	-	1,016	-	1,016
Total stock-based compensation	$8,721	$7,567	$1,020	$17,308

Unrecognized compensation expense related to the stock-based compensation awards and equity-based awards as of December 31, 2024 was as follows:

	As of December 31, 2024
	Restricted Stock	Equity Plans	ABG Warrants	Totals
Unrecognized compensation expense	$451	$1,015	$19	$1,485
Weighted average period expected to be recognized (in years)	0.93	1.02	1.52	1.00

22. Income Taxes

The components of the (provision) benefit for income taxes consist of the following:

	Years Ended December 31,
	2024	2023
Current tax (provision) benefit:
Federal	$-	$-
State and local	(46)	(63)
Total current tax (provision) benefit	(46)	(63)
Deferred tax (provision) benefit:
Federal	(55)	(57)
State and local	(148)	(77)
Total deferred tax (provision) benefit	(203)	(134)
Total income tax (provision) benefit	$(249)	$(197)

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$57,207	$52,353
Interest limitation carryforward	14,289	10,028
Tax credit carryforwards	264	264
Allowance for credit losses	1,070	388
Accrued expenses and other	999	891
Termination fee liability	13,743	-
Lease termination	-	1,017
Liquidated damages	911	794
Unearned revenue	12,626	5,148
Stock-based compensation	4,964	7,229
Operating lease liability	-	58
Depreciation and amortization	-	4,146
Deferred tax assets	106,073	82,316
Valuation allowance	(103,606)	(76,367)
Total deferred tax assets	2,467	5,949
Deferred tax liabilities:
Acquired and other intangible assets	(2,729)	(6,548)
Depreciation and amortization	(518)	-
Operating lease liability	(22)	-
Total deferred tax liabilities	(3,269)	(6,548)
Net deferred tax liabilities	$(802)	$(599)

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities, except for deferred tax liabilities on indefinite lived intangible assets, as of December 31, 2024 and 2023.

As of December 31, 2024, the Company had federal, state, and local net operating loss carryforwards available of $210,633, $161,471 and $59,138 respectively, to offset future taxable income. Net operating losses for U.S. federal tax purposes of $184,730 do not expire (limited to 80% of taxable income in a given year) and $25,903 will expire, if not utilized, through 2037 in various amounts. As of December 31, 2023, the Company had federal, state, and local net operating loss carryforwards available of $193,801, $145,968 and $53,002, respectively, to offset future taxable income.

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

The Company believes that it did have a change in control under these sections in connection with its recapitalization on November 4, 2016 and utilization of the carryforwards would be limited such that the majority of the carryforwards will never be available. Accordingly, the Company has not recorded those net operating loss carryforwards and credit carryforwards in its deferred tax assets. The Company completed a section 382 analysis as of December 31, 2023 and December 31, 2024 and concluded it experienced an ownership change as a result of certain equity transactions during the rolling three-year period of 2022 to 2024. The Company concluded that its federal net operating loss carryforwards, including any net operating loss carryforwards as a result of the mergers during 2018 and 2019, resulted in annual limitations on the overall net operating loss carryforward and that an ownership change, if any, would impose an annual limit on the net operating loss carryforwards and could cause federal income taxes (similar provisions apply for state and local income taxes) to be paid earlier than otherwise would be paid if such limitations were not in effect. The federal, state, and local net operating loss carryforwards are stated net of any such anticipated limitations as of December 31, 2024 and 2023.

The provision (benefit) for income taxes on the statements of operations and comprehensive loss differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes, as follows:

	Years Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Federal benefit expected at statutory rate	$(1,558)	21.0%	$(7,774)	21.0%
State and local taxes, net of federal benefit	(569)	7.7%	(1,714)	4.6%
Stock-based compensation	2,284	-30.8%	3,472	-9.4%
Unearned revenue	(407)	5.5%	(562)	1.5%
Interest expense	36	-0.5%	62	-0.2%
Lease termination	(407)	5.5%	(294)	0.8%
Other differences, net	198	-2.7%	735	-1.9%
Valuation allowance	672	-9.1%	6,272	-16.9%
Income tax provision (benefit) and effective income tax rate	$249	-3.4%	$197	-0.5%

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

The Company did not recognize any uncertain tax position, or any accrued interest and penalties associated with uncertain tax positions for the years ended December 31, 2024 and 2023. The Company files tax returns in the U.S. federal jurisdiction and New York, California, and other states. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2018 forward and the California returns from 2017 forward are subject to examination. The Company currently is under examination by a state tax authority.

23. Employee Benefit Plans

The Company has a qualified 401(k) defined contribution plan that allows eligible employees of the Company to participate in the plan, subject to limitations. The plan allows for discretionary matching contributions by the Company, up to 4% of eligible annual compensation made by participants of the plan. The Company contributions to the plan were $1,295 and $2,125 for the years ended December 31, 2024 and 2023, respectively.

24. Related Party Transactions

Principal Stockholders

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

On July 12, 2024, as described above, the Company entered into Amendment No. 3, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 was due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024 (all of which was paid before December 31, 2024). The deferral was contingent on, among other things, no events of default occurring under the Loan Documents during the deferral period. On November 6, 2024, the Company received a letter from Renew confirming the Company is not currently in default under the Loan Documents due to the cure of the default identified in the forbearance letter (see Note 18). As of December 31, 2024, the outstanding principal on the Loan Documents was $110,691.

For the year ended December 31, 2024, the Company had certain transactions with Renew, where it paid interest totaling $14,048 under the Loan Documents, (of which $2,797 was accrued as of December 31, 2023 and $11,251 represents the current interest expense).

Simplify Loan Exchange for Common Stock – On August 19, 2024, in connection with the Common Stock Purchase Agreement, $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock.

Simplify Loan – For the year ended December 31, 2024, the Company had certain transactions with Simplify, where it incurred interest expense totaling $585, under the Simplify Loan.

Simplify Revenue – For the year ended December 31, 2024, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $5,120. The outstanding accounts receivable due from Living Essentials was $3,465 as of December 31, 2024.

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

Former Principal Stockholder

Note Purchase Agreement – The Company had an outstanding obligation with BRF Finance Co., LLC (“BRF”), an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), in its capacity as agent for the purchasers and as purchaser, pursuant to the Third Amended and Restated Notes (the “Note Purchase Agreement”) entered into on December 15, 2022, that was further amended pursuant to a first amendment to the third amended and restated note purchase agreement on August 14, 2023 (the “First Amendment” as further described below), where it amended the second amended and restated note purchase agreement issued on January 23, 2022.The Note Purchase Agreement contains provisions related to the 2022 Bridge Notes, 2023 Notes, Senior Secured Notes, and Delayed Draw Term Notes, all as further described below and referred to together as the “Notes”. Under the terms of the Note Purchase Agreement and First Amendment, in the event there is a mandatory prepayment requirement (as further described below), the principal payment of the notes will be applied to: (1) the 2023 Notes until paid in full; (2) then to the 2022 Bridge Notes until paid in full; (3) then to the Delayed Draw Terms Notes until paid in full; and (4) then to the Senior Secured Notes. All borrowings under the Notes are collateralized by substantially all assets of the Company secured by liens and guaranteed by the Company’s subsidiaries. The Notes provide for a default interest rate equal to the rate of interest in effect at the time of default plus 4.0%, along with other provision for acceleration of the Notes under certain conditions. The Notes provided for certain affirmative covenants, including certain financial reporting obligations. On December 1, 2023, Renew purchased all of the notes held by B. Riley and assumed the role of agent under the Note Purchase Agreement, and also purchased all of the common stock held by B. Riley.

For the year ended December 31, 2023, the Company paid in cash interest of $9,068 on the Notes, due to BRF.

Registered Direct Offering – On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 1,009,021 shares of the Company’s common stock for a total of $3,915 in gross proceeds with B. Riley, at a price per share of $3.88 per share.

Board Members

Registered Direct Offering – On March 31, 2023, in connection with the registered direct offering, the Company entered into common stock purchase agreements for 317,518 shares of the Company’s common stock for a total of $1,232 in gross proceeds with certain directors and affiliates, at a price of $3.88 per share, as follows: (i) 64,000 shares for $248 to H. Hunt Allred, a director, through certain trusts (32,000 shares are directly beneficially owned by the Allred 2002 Trust - HHA and 32,000 shares are directly beneficially owned by the by Allred 2002 Trust - NLA); (ii) 195,529 shares for $759 to 180 Degree Capital Corp, a former beneficial holder of more than 5% of the Company’s common stock; (iii) 25,773 shares for $100 to Daniel Shribman, a former director; (iv) 25,773 shares for $100 to Ross Levinsohn, a former director and the Company’s former Chief Executive Officer; and (v) 6,443 shares for $25 to Paul Edmonson, the Company’s Chief Executive Officer.

25. Commitments and Contingencies

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

On January 30, 2024, the former President, Media filed an action against the Company and Manoj Bhargava, the former interim CEO and a principal stockholder, alleging claims for breach of contract, failure to pay wages and defamation, among other things, in the United States District Court of the Southern District of New York, seeking damages in an unspecified amount. On November 15, 2024, the Company has executed a confidential settlement agreement with the former President, Media which fully resolved the matter to the satisfaction of the parties to the litigation.

On March 21, 2024, the former CEO and Chairman of the board of directors filed an action against the Company, members of its board of directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20,000. The Company and board member Carlo Zola filed a Cross Complaint and Answer on June 20, 2024. Apart from Mr. Zola, the remaining individual board member defendants successfully filed a Motion to Quash Service of Summons based on lack of jurisdiction, and they have been dismissed from the case.  On September 13, 2024, the former CEO and Chairman filed an Answer to the Company’s Cross Complaint.

On April 8, 2025, the former CEO and Chairman, the Company, and Mr. Zola filed a Stipulation to allow the former CEO and Chairman to file a First Amended Complaint, which adds a new cause of action for alleged breach of contract based upon the Company’s refusal to advance certain attorneys’ fees to him.  The Court has not yet approved the filing of the First Amended Complaint, and the Company will respond to the First Amended Complaint in due course. The Company intends to vigorously defend itself against the allegations made in this lawsuit.

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

On June 7, 2024, the Company filed a response denying ABG Group’s alleged breach of contract action and filed a counterclaim against ABG Group and Minute Media, Inc. alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract and tortious interference with contract. On August 2,2024, ABG Group filed an amended complaint which the Company responded to on August 22, 2024 and subsequently filed counterclaims against ABG Group and Sportority, Inc. d/b/a Minute Media. A settlement conference was held on December 4, 2024. On March 4, 2025, ABG Group filed a Second Amended Complaint adding allegations and additional claims against Mr. Bhargava. The allegations and claims asserted against the Company remain substantially the same as those in ABG Group’s original complaint filed April 1, 2024. On August 30, 2024, each of ABG, Minute Media, Inc., and Mr. Bhargava filed respective motions to dismiss, which motions were fully briefed as of November 1, 2024. The motions remain pending with Mr. Bhargava’s motion needing to be restated and briefed after the subsequent filing of the Second Amended Complaint. The Company intends to vigorously defend itself against the allegations made in this lawsuit.

26. Segment Reporting

The Company leverages its Platform to build content verticals powered by anchor brands. The Company’s strategy is to focus on key subject matter verticals where audiences are passionate about a topic category where it can leverage the strength of its core brands to grow its audience and monetize editorially focused online content through various display and video advertisements that are viewed by internet users of the content.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company’s CODM was newly appointed to the role in 2024 and began reviewing segment gross profit by vertical when evaluating performance and making resource allocation decisions rather than focusing on consolidated company net income, which resulted in a change to reportable segments. The prior period presented has been re-cast to reflect this change. This segment profit measure is defined as segment revenue less segment cost of revenue, consisting of costs and expenses directly attributable to the segment. The Company now has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform. The Company’s reportable segments are organized in subject matter verticals that offer content on the respective topic.

Each of the reportable segments derives its revenue from digital advertising, digital subscriptions, performance marketing, publisher revenue, and licensing and publisher revenues as described above in Note 2.

The following tables summarize key financial information by segment:

	For the Year Ended December 31, 2024
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$37,996	$14,475	$29,462	$11,075
Digital subscriptions	-	7,760	-	40
Publisher Revenue	2,982	1,140	2,994	798
Performance Marketing	156	4,207	6,564	-
Other digital revenue	609	152	478	3,946
Total digital revenue	41,743	27,734	39,498	15,859
Print revenue	706	-	367	-
Total	42,449	27,734	39,865	15,859	$125,907

Less: (1)
External Cost of Content	10,594	163	1,419	8,072
Internal Cost of Content	7,184	6,847	10,015	36
Technology costs	4,206	2,376	3,002	1,361
Print, distribution and fulfillment costs	311	-	579	-
Other segment items	65	-	194	-
Segment gross profit	$20,089	$18,348	$24,656	$6,390	69,483

Reconciliation of Segment Gross Profit to Net Income (Loss) Before Income Taxes:
Unallocated cost of revenue amounts:
Internal cost of content	2,021
Technology costs	5,756
Amortization of developed technology and platform development	5,988
Selling and marketing	12,548
General and administrative	30,399
Depreciation and amortization	3,704
Interest expense, net	14,668
Loss on impairment of assets	1,198
Change in valuation of contingent consideration	313
Liquidated damages	306
Net income (loss) before income taxes	$(7,418)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	For the Year Ended December 31, 2023
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$51,434	$15,415	$30,324	$9,109
Digital subscriptions	-	11,925	-	31
Publisher Revenue	5,565	1,278	2,987	1,111
Performance Marketing	998	992	1,413	46
Other digital revenue	127	28	465	875
Total digital revenue	58,124	29,638	35,189	11,172
Print revenue	7,860	-	1,647	-
Total	65,984	29,638	36,836	11,172	$143,630

Less: (1)
External Cost of Content	18,381	259	1,853	6,600
Internal Cost of Content	7,882	6,690	9,561	36
Technology costs	3,339	5,620	2,478	2,503
Print, distribution and fulfillment costs	3,050	-	552	-
Other segment items	6	5	362	-
Segment gross profit	$33,326	$17,064	$22,030	$2,033	74,453

Reconciliation of Segment Gross Profit to Net Income (Loss) Before Income Taxes:
Unallocated cost of revenue amounts:
Internal cost of content	2,962
Technology costs	7,436
Amortization of developed technology and platform development	8,782
Selling and marketing	24,263
General and administrative	43,783
Depreciation and amortization	4,243
Interest expense, net	17,965
Loss on impairment of assets	119
Change in valuation of contingent consideration	1,010
Liquidated damages	583
Loss on sale assets	325
Net income (loss) before income taxes	$(37,018)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

The Company’s long-lived assets, consisting of property and equipment, and operating leases, are located in the United States. No asset information is provided to the CODM.

27. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC. Other than the below described subsequent events, there were no material subsequent events which affected, or could affect, the amounts or disclosures on the consolidated financial statements.

Resignation and Appointments

On February 12, 2025, the Board of Directors (the “Board”) of The Arena Group Holdings Inc. (the “Company”) terminated the employment of Sara Silverstein, the Company’s Chief Executive Officer effective immediately. On the same day, the Board appointed Paul Edmondson, former President, Platform, as interim Chief Executive Officer. On March 3, 2025, the Board approved Mr. Edmondson as full Chief Executive Officer of the Company.

