Form 10-K/A
period 2024-12-31
Arena Group Holdings, Inc.
filed 2025-04-30
CIK 894871

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

As of April 23, 2025, the Registrant had 47,560,952 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of The Arena Group Holdings, Inc. (the “Company,” “we”, “us”, or “our”) for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “Original Form 10-K”).

This Amendment is being filed to include the information required by Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 – “Executive Compensation”, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 – “Certain Relationships and Related Transactions, and Director Independence” and Item 14 – “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original Form 10-K are amended and restated in their entirety as set forth in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment, our Chief Executive Officer and Principal Financial Officer Rule 13a-14(a) certifications are filed herewith.

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

Name	Age	Current Title	Dates in Position or Office
Paul Edmondson	50	Chief Executive Officer(1)	February 12, 2025 – Present
Manoj Bhargava	71	President, former Interim Chief Executive Officer(2)	April 26, 2024 – Present(3)
Geoffrey Wait	38	Principal Financial Officer(3)	August 6, 2024 – Present
Cavitt Randall	47	Chairman of the Board and Director(4)	December 1, 2023 - Present
H. Hunt Allred	40	Director(5)	October 7, 2021 – Present
Lynn Petersmarck	52	Director(6)	April 28, 2025 – Present

(1)	Mr. Edmondson was appointed as interim Chief Executive Officer on February 12, 2025 and full Chief Executive Officer on March 3, 2025. Previously Mr. Edmondson was our President, Platform from February 2021 to February 2024 and President from October 2019 to February 2021. He also held the title of Chief Operating Officer from August 2018 until December 2019.
(2)	Mr. Bhargava held the title of Interim Chief Executive Officer from December 11, 2023 until January 4, 2024, and the title of Co-President from February 16, 2024 through April 26, 2024 and has served as President since such date.
(3)	Mr. Wait was appointed as the Principal Financial Officer on August 6, 2024. Previously, Mr. Wait served as a senior financial advisor to the Company since June 2024.
(4)	Mr. Randall was appointed Chairman of our Board of Directors on January 23, 2024. Mr. Randall previously held the title of Chief Executive Officer on an interim basis from February 13, 2024 until April 19, 2024.
(5)	Ms. Petersmarck was appointed to our Board of Directors on April 28, 2025.

On April 28, 2025,Messrs. Fowler, Petzel and Zola and Ms. Lee resigned as members of our Board of Directors. Their resignations were not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, the Board appointed Ms. Petersmarck.

Former Officers and Directors

The following table includes the names, ages, and titles of our directors and executive officers who served as a director or executive officer during fiscal 2024, but who no longer serve as an executive officer or a director.

Name	Age	Former Title	Dates in Position or Office
Ross Levinsohn	61	Chief Executive Officer and Director(1)	August 26, 2020 – January 19, 2024
Kathryn Kulik	52	Chief Revenue Officer	November 2, 2023 – April 22, 2024
Grady Tripp	43	Senior Vice President and Chief People Officer	August 18, 2023 – March 13, 2024
Douglas Smith	64	Chief Financial Officer	May 3, 2019 – August 7, 2024
Sara Silverstein	44	Chief Executive Officer	April 19, 2024 – February 12, 2025
Laura Lee	49	Director(2)	October 7, 2021 – April 28, 2025
Christopher Petzel	53	Director(2)	October 7, 2021 – April 28, 2025
Christopher Fowler	66	Director(2)	December 1, 2023 – April 28, 2025
Carlo Zola	47	Director(2)	June 11, 2021 – April 28, 2025

(1)	On December 11, 2023, our Board of Directors terminated the employment of Mr. Levinsohn as Chief Executive Officer. On January 19, 2024, Mr. Levinsohn tendered, and we accepted, his resignation from our Board of Directors. He did not serve as an executive officer during fiscal 2024.
(2)	As noted above, on April 28, 2025, Messrs. Fowler, Petzel and Zola and Ms. Lee resigned as members of our Board of Directors.

Biographical and Related Information – Directors and Executive Officers

The following is an overview of the biographical information for each of our current directors and executive officers, including the year they became directors or officers, to the extent applicable, their principal occupations or employment for at least the past five years, and certain of their other directorships.

Executive Officers

Manoj Bhargava served as the Company’s Interim Chief Executive Officer from December 11, 2023 until January 4, 2024 and as Co-President from February 16, 2024 through April 26, 2024. Mr. Bhargava is the control person of Simplify Inventions LLC, a Delaware limited liability company (“Simplify”). Mr. Bhargava is the Founder of Innovation Ventures LLC (5-hour ENERGY) and has served as its Chief Executive Officer since its inception. Mr. Bhargava founded 5-hour ENERGY in 2000 and has grown 5-hour ENERGY to annual retail sales over $1 billion. Mr. Bhargava has extensive management, operations and marketing experience, which he has applied to numerous new business start-ups including a water filtration company, an R&D shop and an investment company. Mr. Bhargava is a distinguished philanthropist and the founder of several charities.

Paul Edmondson was appointed as interim Chief Executive Officer on February 12, 2025. On March 3, 2025, the interim status was removed, and Mr. Edmondson was appointed as full Chief Executive Officer. Previously he served as our President of Platform since February 2021, when we split our President role into two separate officer roles. As President of Platform, Mr. Edmondson oversaw our Platform business, which offers the core content management system, programmatic advertising technology and multitenant subscription stack for publishers serving partner publishers and our owned and operated properties and oversaw our Adventure Network and HubPages properties. Prior to this appointment, he had served as our President since October 2019. Prior to that, Mr. Edmondson served as our Chief Operating Officer from August 2018 to December 2019. Mr. Edmondson joined our Company in January 2018 with our acquisition of HubPages, Inc. (“HubPages”), where he had served as Founder and Chief Executive Officer since 2006. Prior to HubPages, he served as the Group Product Manager for Microsoft Corporation’s MSN Entertainment, having joined Microsoft Corporation in 2000 through its acquisition of MongoMusic, Inc. Prior thereto, he developed applications for Hewlett-Packard Company.

Geoffrey Wait has served as the Principal Financial Officer since August 6, 2024. Mr. Wait served as a senior financial advisor to the Company since June 2024 and, from April 2024 through June 2024, served as Controller at Simplify Inventions, LLC, an affiliate of the Company. Prior to that, he served in various capacities at American Axle & Manufacturing, Inc. beginning in 2016, including most recently as Plant Finance Manager since March 2019. Mr. Wait began his career at Grant Thornton LLP from 2010 to 2016, most recently serving as a Manager. He has a Bachelor of Arts – Accounting and a Master of Science – Accounting, both from Michigan State University and is a Certified Public Accountant.

Board of Directors

Cavitt Randall has served as one of our directors since December 2023. Mr. Randall also served as our Chief Executive Officer on an interim basis from February 13, 2024 until April 19, 2024. Since August 2022, Mr. Randall has served as the Chief Executive Officer of MBX Clearing LLC, an investment firm registered broker-dealer that self-clears at Option Clearing Corporation (OCC). Prior to joining MBX Clearing LLC, from August 2018 to August 2022, Mr. Randall was the Chief Operating Officer of SI Capital LLC prior to it changing its name to MBX Group LLC. Prior to SI Capital LLC, from June 2000 to August 2018, Mr. Randall held various executive roles at GE Capital including roles as the Senior Vice President. Mr. Randall has over twenty years’ experience in equity, options and debt trading and holds Series 24 (General Securities Principal), Series 57 (Securities Trader) and FINRA SIE licenses. Mr. Randall holds a Bachelor of Arts in Finance from Michigan State University. We believe that Mr. Randall is qualified to serve as a director given his executive leadership experience and over twenty years’ experience in capital markets.

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

H. Hunt Allred has served as one of our directors since October 2021. Currently and since May 2017, Mr. Allred has served as Director of Alternative Investments, leading investments on behalf of various Hunt Family entities, doing business as Petro-Hunt LLC. The Hunt Family entities are primarily focused on investing in technology, healthcare, and other venture opportunities. Currently and since June 2017, he also holds management positions with diversified investment firms RedCap Investments, LP and Mill Iron Operations, and medical diagnostics technology company mLife Diagnostics. Previously, Mr. Allred held roles at hedge funds Citadel LLC, from December 2016 to April 2017, and Vollero Beach Capital Partners, from June 2012 to September 2016, where he focused on public equity investing across the industrial, energy and utility sectors. Mr. Allred also previously served as an industrial public equity analyst at Aptigon Capital, a division of Citadel LLC, from October 2016 to April 2017. He held various roles at Commerce Street Capital, a private equity fund centered on investing in regional financial institutions. He began his career at ORIX USA, holding roles in both the corporate finance group, financing sponsored backed leverage buyouts, and the real estate structured credit group, working out distressed real estate assets. Mr. Allred received his Bachelor of Business Administration from Texas Christian University and M.B.A. from the University of Texas at Austin. Because of his extensive investment experience across multiple asset classes, with expertise including private equity, public equity, venture capital, credit origination, and structured credit resolutions, we believe Mr. Allred is qualified to serve as a director.

Lynn Petersmarck has served as one of our directors since April 2025. Since 2015, she has served as the Senior Vice President of Agency 5 Media, the internal marketing agency for the brand 5-hour Energy and its affiliated companies. With over 30 years of experience in marketing, project management, and advertising in her career, she has managed and placed over $1 billion in advertising, contributing to the success and growth of 5-hour Energy into a billion-dollar retail brand. Ms. Petersmarck has worked with a number of media companies to execute media buys and programs and brings in-depth and knowledge and understanding of the client/customer perspective. Lynn’s career began in the marketing/advertising sales department of the Detroit Tigers, and she has worked with a diverse set of companies, including Atwater Block Brewery, a start-up brewery in Detroit and Apex Fitness, a dietary supplement company, and served as a member of the Strategic Event Marketing division for Campbell & Company marketing agency. We believe that Ms. Petersmarck is qualified to serve as a director given her breadth of experience in advertising and marketing management.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file with the SEC certain reports concerning beneficial ownership and changes thereto. Officers, directors, and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to us and written representations from persons concerning the necessity to file these reports, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2024 were filed with the SEC on a timely basis, except for the following:

		Number of
		Transactions Not	Number of Known
	Number of Late	Reported On a	Failures to File
Reporting Person	Reports	Timely Basis	Required Form
H. Hunt Allred	1	1	0
Paul Edmondson	1	1	0
Christopher Fowler	1	1	0
Laura Lee	1	1	0
Christopher Petzel	1	1	0
Cavitt Randall	1	1	0
Carlo Zola	1	1	0

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

Audit Committee

The Audit Committee of our Board of Directors was formed on September 14, 2018. The Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee (i) the integrity of our financial statements, our accounting and financial reporting processes and financial statement audits, (ii) our compliance with legal and regulatory requirements, (iii) our systems of internal control over financial reporting and disclosure controls and procedures, (iv) the independent auditor’s engagement, qualifications, performance, compensation, and independence, (v) review and approval of related party transactions, and (vi) the communication among our independent auditors, our financial, and senior management and our Board. The Audit Committee currently consists of Cavitt Randall, H. Hunt Allred and Lynn Petersmarck, with Mr. Allred serving as chair. Our Board has determined that Mr. Allred is an “audit committee financial expert” as defined under SEC rules.

Insider Trading Policy

The Company has adopted an insider trading policy and procedures governing the purchase, sale and other dispositions of its securities by directors, officers and employees of the Company itself. The Company also follows procedures for the repurchase of its securities. We believe this policy and related procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy was filed as Exhibit 19 to the original Annual Report on Form 10-K filed on April 15, 2025.

Item 11. Executive Compensation

Named Executive Officers

For fiscal year 2024, our “named executive officers” were as follows:

●	Manoj Bhargava, Former Interim Chief Executive Officer (current President)
●	Paul Edmondson, President, Platform Chief Executive Officer (current Chief Executive Officer)
●	Geoffrey Wait, Principal Financial Officer
●	Cavitt Randall, Former interim Chief Executive Officer (current Chairman of the Board of Directors)
●	Sara Silverstein, Former Chief Executive Officer
●	Kathryn Kulik, Former Chief Revenue Officer
●	Douglas B. Smith, Former Chief Financial Officer

Mr. Bhargava briefly served as interim CEO from December 11, 2023 to January 4, 2024. Mr. Randall briefly served as CEO on an interim basis thereafter from February 13, 2024 until the appointment of Ms. Silverstein as CEO on April 19, 2024. Subsequent to fiscal year 2024, in February 2025, Ms. Silverstein’s employment with the Company was terminated and Mr. Edmondson, our then-President, Platform, was appointed as interim CEO. He was appointed as full CEO in March 2025.

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

Other Compensation

In 2023 and 2024, we provided our employees, including each of our named executive officers, with health insurance coverage.

Hedging Policy and Pledging of Securities

Pursuant to our Insider Trading Policy, our employees, officers, and directors cannot engage in hedging transactions related to our securities. Except as otherwise permitted by the Board, employees, officers, and directors are also prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.

Equity Grant Policies

We do not currently grant new awards of stock options, stock appreciation rights or similar option-like instruments. Accordingly, we have no specific policy or practice on the timing of awards of such options in relation to our disclosure of material nonpublic information. In the event we determine to grant new awards of such options, the board of directors will evaluate the appropriate steps to take in relation to the foregoing.

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by, or paid to each of our named executive officers for all services rendered in all capacities during 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Manoj Bhargava	2024	—	—	—	—	—	—	—
President, Former Interim Chief Executive Officer(3)	2023	—	—	—	—	—	—	—
Paul Edmondson	2024	463,050	—	—	—	—	13,892	476,942
President, Platform(4)
Geoffrey Wait	2024	108,333	—	—	—	—	3,667	112,000
Principal Financial Officer(5)
Cavitt Randall	2024	—	—	—	—	—	85,000	85,000
Former interim Chief Executive Officer(6)
Kathryn Kulik	2024	201,894	—	—	—	—	451,826	645,644
Former Chief Revenue Officer	2023	106,250	—	282,800	82,959	—	—	472,009
Sara Silverstein	2024	382,434	—	—	—	—	12,285	394,719
Former Chief Executive Officer
Douglas B. Smith	2024	278,882	—	—	—	—	301,094	579,976
Former Chief Financial Officer

(1)	The fair value of stock awards and option awards granted during the years ended December 31, 2024 and 2023 was calculated in accordance with ASC 718. Refer to our consolidated financial statements for the year ended December 31, 2024 in Note 22, Stock-Based Compensation, filed as part of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) for valuation assumptions.
(2)	Amounts included in the “All Other Compensation” column of the Summary Compensation Table include: (a) for Mr. Edmondson, $13,892in 401(k) matching contributions; (b) for Mr. Wait, $3,667 in 401(k) matching contributions (c) for Mr. Randall, director compensation including cash fees of $55,250 and restricted stock awards with a grant date fair value of $29,750; (d) for Ms. Kulik, $8,076 in 401(k) matching contributions and $443,750 in severance payments; (e) for Ms. Silverstein, $1,597 in Retroactive pay and $10,688 in 401(k) matching contributions; (f) for Mr. Smith, $12,289 in 401(k) matching contributions, $260,466 in severance payments and $28,339 in payment for accrued PTO.
(3)	Mr. Bhargava served as our Interim Chief Executive Officer from December 11, 2023 until January 4, 2024 and as Co-President from February 16, 2024 through April 26, 2024. He has served as President since such date. Mr. Bhargava received no compensation for his services as Interim Chief Executive Officer, Co-President or President during 2024.
(4)	Mr. Edmondson served as President, Platform during 2024. In February 2025, subsequent to year end, Mr. Edmondson was appointed as interim Chief Executive Officer and then full Chief Executive Officer in March 2025.
(5)	Mr. Wait was appointed as Principal Financial Officer on August 6, 2024. Prior to this appointment, he served as senior financial advisor from June 2024 to August 2024.
(6)	Mr. Randall serves as Chairman of our board of directors since January 23, 2024. He also briefly served as Chief Executive Officer on an interim basis from February 13, 2024 until April 19, 2024, but received no separate compensation for interim service as Chief Executive Officer. His compensation as a director, as described under “Director Compensation” below, is shown in “All Other Compensation.”

Named Executive Officer Employment Agreements; Potential Payments Upon Termination or Change-of-Control

Mr. Bhargava does not have an employment agreement with us and received no compensation for his services in 2024. Mr. Randall does not have an employment agreement with us and received no additional compensation for his services in 2024 beyond his compensation (as described below) in connection with his service as a member of the Board of Directors.

Mr. Edmondson is party to an employment agreement, dated January 1, 2021, and was paid a base salary of $486,203 as of the end of fiscal 2024. He is also eligible to earn an annual bonus under our Bonus Plan based on the achievement of performance goals set by the Compensation Committee, with a target bonus amount equal to 75% of base salary and is eligible to participate in Company incentive plans and employment benefits available to the Company’s other employees, as described in our definitive proxy statement filed on December 12, 2024. Upon a termination without cause, Mr. Edmondson would be entitled to severance equal to one year of base salary, up to 18 months of COBRA premium reimbursements and full vesting of all outstanding equity awards, in all cases subject to entry into a standard release agreement. Mr. Edmondson’s employment agreement also contains certain non-compete and non-solicitation provisions.

Ms. Silverstein entered into an executive employment agreement with the Company upon her appointment as CEO on April 19, 2024. The employment agreement was terminable at will by either the Company or Ms. Silverstein. The employment agreement provided that Ms. Silverstein would be paid an annual base salary of $400,000 in 2024, subject to annual review by the Board. Ms. Silverstein was also eligible to earn an annual bonus based on the discretion of the Company’s board of directors (the “Board”). She was eligible to participate in Company incentive plans and also entitled to the same employment benefits available to the Company’s other employees, as well as to the reimbursement of business expenses during her term of employment. The employment agreement provided for various termination events, including termination without cause or for good reason (both as defined in the employment agreement), pursuant to which Ms. Silverstein would be entitled to certain COBRA reimbursement and incentive equity vesting acceleration. Ms. Silverstein was also subject to restrictive covenants with respect to the solicitation of employees, solicitation of customers, use of trade secrets, and competition with us for a period of up to one year after termination of the employment agreement.

Mr. Wait entered into an executive employment agreement with the Company upon his appointment as Principal Financial Officer (“PFO”) on August 6, 2024. The employment agreement is terminable at will by either the Company or Mr. Wait. The employment agreement provides that Mr. Wait will be paid an annual base salary, subject to annual review by the Company’s board of directors (currently $225,000). Mr. Wait is also eligible to earn an annual bonus based on the discretion of the Board. He is eligible to participate in the Company’s incentive plans and is entitled to the same employment benefits available to the Company’s employees, as well as to the reimbursement of business expenses during his term of employment. The employment agreement provides for various termination events, including termination without cause or for good reason (both as defined in the agreement), pursuant to which Mr. Wait would be entitled to certain COBRA reimbursement. Mr. Wait is also subject to restrictive covenants with respect to the solicitation of employees, solicitation of customers, use of trade secrets, and competition with the Company for a period of up to one year after termination of the employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information concerning options to purchase shares of our Common Stock and stock awards held by the named executive officers on December 31, 2024. There were no outstanding awards for Messrs. Bhargava, Cavitt or Wait or Ms. Kulik.

			Option Awards					Share Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested ($)(5)
Paul Edmondson	9/13/2018	(1)	4,546	—	—	8.82	9/13/2028	—	—	—	—
	4/10/2019	(1)	219,837	—	—	8.82	4/10/2029	—	—	—	—
	4/10/2019	(2)	—	—	16,488	8.82	4/10/2029	—	—	—	—
	2/18/2021	(1)	66,519	—	—	8.82	2/18/2031	—	—	—	—
	6/6/2022	(3)	20,833	4,167	—	10.69	6/06/2032	—	—	—	—
	6/6/2023	(4)	—	—	—	—	—	4,167	5,584	—	—
Sara Silverstein	12/21/2021	(1)	8,182	—	—	8.82	12/21/2031	—	—	—	—
	6/6/2022	(3)	8,333	1,667	—	10.69	6/06/2032	—	—	—	—
Douglas B. Smith	3/11/2019	(1)	45,455	—	—	8.82	3/11/2029	—	—	—	—
	3/11/2019	(1)	22,728	—	—	8.82	3/11/2029	—	—	—	—
	4/10/2019	(1)	48,364	—	—	8.82	4/10/2029	—	—	—	—
	2/18/2021	(1)	49,890	—	—	8.82	2/18/2031	—	—	—	—
	6/6/2022	(1)	25,000	—	—	10.69	6/06/2032	—	—	—	—

(1)	Represents an option grant that is fully vested.
(2)	Represents an option granted to Mr. Edmondson’s wife that would vest upon the meeting of certain performance criteria.
(3)	Represents an option grant that vested one third on June 6, 2023 and then 24 equal monthly installments thereafter.
(4)	Represents a restricted stock unit award that vested one third on June 6, 2023 and then 24 equal monthly installments thereafter.
(5)	The market value of these unvested awards was calculated using the closing price of our ordinary shares as of December 31, 2024, the last trading day of the year, which was $1.34.

Director Compensation

The following table provides information for the year ended December 31, 2024 regarding all compensation awarded to, earned by, or paid to each person who served as a director for some portion or all of 2024. Mr. Levinsohn is not included in the table below, as he received no additional compensation for his service as a director for his service between January 1 and January 19, 2024.

(a)	(b) Fees Earned or	(c) Stock
Name of Director	Paid in Cash(1)	Awards(2)	(h) Total
H. Hunt Allred	$87,750	$47,250	$135,000
Laura Lee	87,750	47,250	135,000
Christopher Petzel	87,750	47,250	135,000
Carlo Zola	87,750	47,250	135,000
Cavitt Randall	55,250	29,750	85,000
Christopher Fowler	55,250	29,750	85,000

(1)	Fees Earned or Paid in Cash set forth in column (b) includes all meeting and retainer fees paid quarterly in cash.
(2)	Restricted stock units were issued pursuant to the 2022 Plan and our Director Compensation Policy. Each of these restricted stock awards were fully vested as of December 31, 2024. The table reflects the fair value of the stock awards calculated in accordance with FASB ASC 718. Refer to our consolidated financial statements for the year ended December 31, 2024 in Note 22, Stock-Based Compensation, filed as part of our Annual Report.

Director Compensation Policies

Our Director Compensation Policy for our non-employee directors for fiscal 2024 provided that the non-employee directors would be granted annually a restricted stock award of a number of shares of our common stock equal in value to $29,750, vesting monthly in 12 equal installments, and annual cash compensation to each non-employee director of $55,250, payable in four equal quarterly installments at each quarter end. The Director Compensation Policy also provided that any non-employee director who serves as the chairperson of one or more committees of our Board would granted annually an additional restricted stock award of a number of shares of our common stock equal in value to $17,500, vesting monthly, and additional annual cash compensation of $32,500, payable in four equal quarterly installments at each quarter end.

On January 13, 2025, the Board of Directors, upon the recommendation of the Compensation Committee, approved changes to the Company’s non-employee director compensation to eliminate the cash retainer and annual restricted stock grants. From such time, the Company’s non-employee directors will only be eligible for the reimbursement of expenses incurred.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

A summary of our securities authorized for issuance under equity compensation plans as of December 31, 2024 is as follows:

(c) Number of
Securities
Remaining
Available for
	(a) Number of		Future Issuance
	Securities to be	(b) Weighted	Under Equity
	Issued Upon	Average Exercise	Compensation
	Exercise of	Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column (a))
Equity compensation plans approved by security holders	5,331,781	$9.59	701,251
Equity compensation plans not approved by security holders	1,129,527	11.17	114,110
Total	6,461,308	$9.86	815,361

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

On November 2, 2022, our Board approved a plan (the “Warrant Incentive Program”) to grant warrants to certain publishers (the “New Publisher Partner Warrants”), that authorized us to grant New Publisher Partner Warrants to purchase up to 33,000 shares of our common stock. The New Publisher Partner Warrants granted under the Warrant Incentive Program will have the following terms: (i) one-third will become exercisable and vest on the one-year anniversary of the issuance; (ii) the remaining warrants will become exercisable and vest in a series of twenty-four (24) successive equal monthly installments following the first anniversary of the issuance; and (iii) the New Publisher Partner Warrants will have a five-year term. The issuance of the New Publisher Partner Warrants is administered by management and approved by the Board. As of December 31, 2024 there were outstanding New Publisher Partner Warrants to purchase a total of 9,800 shares.

Outside Options

During fiscal 2018, our Board approved the granting of options outside of the 2016 Plan (the “Outside Options”) to certain officers, directors, and employees to provide equity incentive in exchange for consideration in the form of services to us. The Outside Options are exercisable for shares of our common stock. The Outside Options either vest upon the passage of time or are tied to the achievement of certain performance targets. On January 8, 2021, our Board approved an amendment to the Outside Option award grants, which eliminated the performance targets, therefore, the awards continue to vest solely on the time vesting conditions. Our Board approved a repricing of our Outside Options for a certain employee on March 18, 2022 and our stockholders approved the repricing on June 2, 2022. We are no longer issuing Outside Options. As of December 31, 2024, there were outstanding Outside Options to acquire 72,912 shares of our common stock.

Warrants

On June 14, 2019, we issued 999,540 warrants to acquire our common stock to Authentic Brands Group (the “ABG Warrants”) in connection with a licensing agreement pursuant to which we were granted the exclusive right and license in the United States, Canada, Mexico, the United Kingdom, Republic of Ireland, Australia, and New Zealand to operate the Sports Illustrated print and digital media business under the Sports Illustrated brand (the “Licensing Agreement”). The warrants provided time-based vesting in equal monthly increments over a period of two years beginning on the one year anniversary of the date of issuance of the warrants (the “Time-Based Warrants”) and performance based vesting based on the achievement of certain performance goals for the licensed brands in calendar years 2020, 2021, 2022, or 2023 (the “Performance-Based Warrants”). The warrants also provide that under certain circumstances we may require ABG to exercise all (and not less than all) of the warrants, in which case all of the warrants will be vested; all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG or upon a change of control of the Company; and ABG has the right to participate, on a pro-rata basis (including vested and unvested warrants, exercised or unexercised), in any future equity issuance by us (subject to customary exceptions). As of December 31, 2024, 399,816 Time-Based Warrants are vested and 599,724 Performance-Based Warrants are not vested. On January 18, 2024, ABG terminated the Licensing Agreement and as a result all outstanding and unvested ABG Warrants became immediately vested and exercisable. The ABG Warrants expire ten years from their issue date.

On October 26, 2020, we issued 5,682 warrants to AllHipHop, LLC (the “AllHipHop Warrants”) to acquire our common stock in exchange for the surrender and termination of 6,819 previously issued Publisher Partner Warrants, with an exercise price of $14.30.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 23, 2025: (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by our current directors and our named executive officers (as identified in Item 11); and (iii) by all of our current directors and executive officers as a group.

Greater than 5% Shareholder	Shares Beneficially Owned(1)	Percentage(2)
Simplify Inventions, LLC (3)	33,865,608	71.2%
Directors and Named Executive Officers
Manoj Bhargava(3)	33,865,608	71.2%
H. Hunt Allred(4)	282,598	*
Cavitt Randall	290,958	*
Lynn Petersmarck	——	*
Kathryn Kulik	47,565	*
Sara Silverstein(5)	78,061	*
Paul Edmondson(6)	322,346	*
Douglas B. Smith(7)	191,427	*
Geoffrey Wait	——	*
Directors and executive officers as a group (6 persons)	34,761,510	72.6%

*	Represents less than 1% of outstanding common stock.
(1)	Unless otherwise indicated, the address for each person listed above is 200 Vesey Street, 24th Floor, New York, New York, 10281, and each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of April 19, 2024, pursuant to options, warrants, conversion privileges, or other rights.
(2)	Percentage calculated in accordance with Rule 13(d)-3(d)(1)(i) promulgated under the Exchange Act and based on 47,560,952 shares of our common stock issued and outstanding as of April 23, 2025.
(3)	Based on information provided in a Schedule 13D/A as filed on December 27, 2024 jointly filed by Simplify Inventions, LLC (“Simplify”), Manoj Bhargava, Michael Weintraub and MBX Capital AREN LLC (“MBX”). Mr. Bhargava is the sole manager and controller of Simplify. Mr. Weintraub is the sole manager and controller of MBX. Of the 33,865,608 shares reported, Simplify had shared dispositive power over 31,471,923 shares, Mr. Bhargava had shared voting power over 33,865,608 shares and shared dispositive power over 31,471,923 shares, Mr. Weintraub had shared voting power over 33,865,608 shares and shared dispositive power over 2,393,685 shares, and MBX had shared voting power over 33,865,608 shares and shared dispositive power over 2,393,685 shares. The address for each reporting person is 38955 Hills Tech Drive, Farmington Hills, MI 48331. The beneficial ownership of Simplify, MBX, and Mr. Bhargava is shown separately, but
(4)	Consists of the following securities: (i) 66,989 shares of our common stock directly beneficially owned by Mr. Allred; (ii) 75,479 shares of our common stock directly beneficially owned by the Allred 2002 Trust – HHA (the “HHA Trust”); (iii) 75,479 shares of our common stock directly beneficially owned by the Allred 2002 Trust – NLA (the “NLA Trust”); and (iv) 64,651 shares of our common stock directly beneficially owned by Redcap Investment, LP (“RedCap” and, together with the HHA Trust and the NLA Trust, the “Investment Entities”). The trustee of the HHA Trust and the NLA Trust is Mr. Allred’s spouse, and Mr. Allred and his sister, respectively, are beneficiaries of the HHA Trust and the NLA Trust. The general partner of RedCap is Redcap Investments Management, LLC, of which Mr. Allred serves as President. Mr. Allred may be deemed to exercise voting and investment discretion with respect to shares of our common stock owned by the Investment Entities. Additionally, of the aforementioned securities, 1,138 shares of our common stock may under certain circumstances be pledged as security pursuant to an account agreement that Mr. Allred has entered into in connection with his brokerage trading account.
(5)	Consists of the following securities directly beneficially owned by Ms. Silverstein: (i) 59,879 shares of our Common Stock; and (ii) 18,182 shares of our common stock issuable upon the exercise of currently exercisable options, all of which are currently out of the money.
(6)	Consists of the following securities directly beneficially owned by Mr. Edmondson: (i) 2,277 shares of our common stock, and (ii) 320,069 shares of our common stock issuable upon the exercise of options or the settlement of restricted stock units which are expected to settle within 60 days following April 23, 2025.
(7)	Consists of the following securities directly beneficially owned by Mr. Smith: 191,437 shares of our common stock issuable upon the exercise of currently exercisable options, all of which are currently out of the money.

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

The Code of Ethics also requires our employees, officers, and directors to provide prompt and full disclosure of all potential conflicts of interest to the appropriate person. These conflicts of interest may be specific to the individual or may extend to his or her family members. Any officer who has a conflict of interest with respect to any matter is required to disclose the matter to our Compliance Director, or in the case of the PFO, to the Audit Committee. All other employees are required to make prompt and full disclosure of any conflict of interest to the Head of Internal Audit (who is our PFO, unless our Board designates some other person). Directors are required to disclose any conflict of interest to the Chairman of our Board and to refrain from voting on any matter(s) in which they have a conflict. Employees and officers are not permitted to participate in any matter in which he or she has a conflict of interest unless authorized by an appropriate Company official and under circumstances that are designed to protect the interests of the Company and its stockholders and to avoid any appearance of impropriety. In addition, directors and executive officers are required to disclose, in an annual questionnaire, any current or proposed conflict of interests (including related party transactions).

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

Financings

We have an outstanding obligation with Renew Group Private Limited, an affiliated entity of Simplify Inventions, LLC, our largest stockholder, where Renew purchased the all the outstanding debt held by BRF Finance Co., LLC (“BRF”) an affiliated entity of B. Riley Financial, Inc. (“B. Riley”), who now holds the debt in its capacity as agent for the purchasers and as purchaser, pursuant to the third amended and restated note purchase agreement entered into on December 15, 2022 (the “Note Purchase Agreement”), as amended by the first amendment to the Note Purchase Agreement on August 14, 2023 (the “First Amendment”) with an effective date of August 31, 2023, as further amended by the second amendment to the Note Purchase Agreement on December 1, 2023 (the “Second Amendment”). The Note Purchase Agreement contains provisions related to the 2023 Notes, Senior Secured Notes, Delayed Draw Term Notes and 2022 Bridge Notes, all as further described in Notes 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, and collectively referred to as the “Notes”. Under the terms of the Note Purchase Agreement, First Amendment and Second Amendment, in the event there is a mandatory prepayment requirement, the principal payment of the Notes will be applied to: (1) the 2023 Notes until paid in full; (2) then to the 2022 Bridge Notes until paid in full; (3) then to the Delayed Draw Terms Notes until paid in full; and (4) then to the Senior Secured Notes. All borrowings under the Notes are collateralized by substantially all of our assets secured by liens and guaranteed by our subsidiaries. The Notes provide for a default interest rate equal to the rate of interest in effect at the time of default plus 4.0%, along with other provision for acceleration of the Notes under certain conditions. The Notes provide for certain affirmative covenants, including certain financial reporting obligations.

On January 5, 2024, as part of negotiations with Renew in connection with the Company’s failure on December 29, 2023 to make the interest payment due on the Loan Documents, dated December 15, 2022 held by Renew in the amount of $2,797, that resulted in an event of default under the Loan Documents, Renew agreed in writing to a forbearance period through March 29, 2024 (subsequently extended to September 30, 2024), that was originally subject to the Company retaining a chief restructuring officer acceptable to Renew, while reserving its rights and remedies. In connection with the forbearance, the Company had an engagement with FTI Consulting Inc., a global business advisory firm from January 5, 2024 through April 26, 2024, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value. In connection with the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. Upon completion of their work under the FTI Engagement satisfactory to Renew and the Company, the FTI Engagement was terminated as of April 26, 2024 and Mr. Frankl resigned as Co-President and Chief Business Transformation Officer.

On July 12, 2024, the Company entered into Amendment No. 3, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 was due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024 (all of which was paid before December 31, 2024). The deferral was contingent on, among other things, no events of default occurring under the Loan Documents during the deferral period. On November 6, 2024, the Company received a letter from Renew confirming the Company is not currently in default under the Loan Documents due to the cure of the default identified in the forbearance letter. As of December 31, 2024, the outstanding principal on the Loan Documents was $110,691.

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

Simplify Loan – On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party (the “Simplify Loan”), pursuant to which the Company has available up to $50,000 (originally $25,000) at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears with a maturity on December 1, 2026 (originally March 13, 2026). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations.

In connection with the Amended Promissory Note, on August 19, 2024, the Company and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand by Simplify. As of December 31, 2024, the balance outstanding on the Simplify Loan was $10,651.

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

Common Stock Private Placement

On February 14, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Simplify, pursuant to which the Company agreed to sell and issue to Simplify in a private placement (the “Private Placement”) an aggregate of 5,555,555 shares (the “Private Placement Shares”) of the Company’s common stock, at a purchase price of $2.16 per share, a price equal to the 60-day volume weighted average price of the Company’s common stock. The Private Placement closed on February 14, 2024 and the Company received proceeds from the Private Placement of $12,000. The proceeds were used for working capital and general corporate purposes. As a result of the issuance of the Private Placement Shares to Simplify, Simplify owns approximately 54.3% (subsequently increased to 71.4% in connection with the Common Stock Purchase Agreement) of the outstanding shares of the Company’s common stock, resulting in a change in control. As a result, Simplify has the ability to determine the outcome of any issue submitted to the Company’s stockholders for approval, including the election of directors. Prior to the consummation of the Private Placement, the Company’s public stockholders held a majority of the outstanding shares of the Company’s common stock.

Business Combination

Effective August 19, 2024, the Business Combination Agreement, dated November 5, 2023, as amended, among the Company, Simplify, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, LLC was terminated by mutual agreement. The Company incurred no penalties as a result of the early termination of the Business Combination Agreement.

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

H. Hunt Allred

Cavitt Randall

Lynn Petersmarck

In making these determinations, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director, and the transactions involving their affiliates described above under “Related Party Transactions.” For Mr. Randall in particular, the Board considered his brief tenure as Chief Executive Officer on an interim basis for two months of 2024. Given that Mr. Randall was already serving as Chairman of the Board, the intent was for Mr. Randall to serve as an executive on an interim basis while a more permanent chief executive could be found.

All of the members of the Audit, Nomination, and Compensation Committees are independent.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed and incurred to both us or our subsidiaries by our independent registered public accounting firm for the years ended December 31, 2024 for professional services by KPMG LLP (“KPMG”). KPMG was engaged in July 2024 and did not provide any services to the company during the year ended December 31, 2023.

Category	2024
Audit Fees(1)	$1,242,000
Audit-related Fees(2)	—
All Other Fees(3)	—
Tax Fees(4)	—
Total Fees	$1,242,000

(1)	“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; assistance with and review of documents filed with the SEC; services in connection with registration statements filed in 2024; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	KPMG did not provide any services not disclosed in the table above during 2024.
(3)	KPMG did not provide any services not disclosed in the table above during 2024.
(4)	KPMG did not provide any tax services not disclosed in the table above during 2024.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of the registrants 2024 Annual Report on Form 10-K filed with the SEC on April 15, 2025:

(1)	Financial Statements - See the “Index to Consolidated Financial Statements included in Part II, Item 8. of the 2024 Annual Report on Form 10-K for a list of the financial statements filed as part of this report.
(2)	Financial Statement Schedules - All financial statement schedules were omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes, included in the 2024 Annual Report on Form 10-K.

(b)	Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
2.12	Amendment No. 1 to Business Combination Agreement, dated December 1, 2023, by and between the Company, Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Third Amended and Restated Bylaws, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2025.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.
3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.
3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
4.20	Description of Securities, which was filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

10.1	Securities Purchase Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 5, 2018.
10.2	Registration Rights Agreement, dated January 4, 2018, by and between the Company and certain investors named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 5, 2018.
10.3	Securities Purchase Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.11 to our Annual Report on Form 10-K filed on January 8, 2021.
10.4	Registration Rights Agreement, dated March 30, 2018, by and among the Company and certain investors named therein, which was filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on January 8, 2021.
10.5	Securities Purchase Agreement, dated June 15, 2018, between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2018.
10.6	Registration Rights Agreement, dated June 15, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 21, 2018.
10.7	Form of Securities Purchase Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2018.
10.8	Form of Registration Rights Agreement, dated as of August 9, 2018, by and between the Company and each purchaser named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2018.
10.9	Securities Purchase Agreement, dated October 18, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2018.
10.10	Securities Purchase Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2018.
10.11	Registration Rights Agreement, dated December 12, 2018, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on December 13, 2018.
10.12	Securities Purchase Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 22, 2019.
10.13	Registration Rights Agreement, dated March 18, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 22, 2019.
10.14	Securities Purchase Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 28, 2019.
10.15	Registration Rights Agreement, dated March 27, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on March 28, 2019.
10.16	Securities Purchase Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2019.
10.17	Registration Rights Agreement, dated April 8, 2019, by and between the Company and each investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on April 12, 2019.
10.18	Pledge and Security Agreement, dated June 10, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on June 12, 2019.
10.19	Confirmation and Ratification Agreement, dated June 14, 2019, by and among the Company, Maven Coalition, Inc., HubPages, Inc., Say Media, Inc., TST Acquisition Co., Inc., and the investor named therein, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 19, 2019.

10.20	Form of Securities Purchase Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 3, 2019.
10.21	Form of Registration Rights Agreement, dated as of June 28, 2019, by and among the Company and each of the several purchasers named thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 3, 2019.
10.22	Form of Second Amended and Restated Promissory Note due June 14, 2022, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2019.
10.23	Form of Securities Purchase Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2019.
10.24	Form of Registration Rights Agreement, dated as of October 7, 2019, by and among the Company and each of the several purchasers named therein, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2019.
10.25	Third Amended and Restated Note Purchase Agreement, dated December 15, 2022, by and among the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2022.
10.26	Sixth Amendment to Financing and Security Agreement, dated December 15, 2022, by and among the Company, the subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 20, 2022.
10.27	Form of 15% Delayed Draw Term Note, issued on March 24, 2020, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2020.
10.28	Form of Series H Securities Purchase Agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 20, 2020.
10.29	Sublease, dated January 14, 2020, by and between Saks & Company LLC and Maven Coalition, Inc., which was filed as Exhibit 10.51 to our Annual Report on Form 10-K filed on August 16, 2021.
10.30	Office Lease Agreement, dated October 25, 2019, by and between Street Retail West I, LP and the Company, which was filed as Exhibit 10.54 to our Annual Report on Form 10-K filed on August 16, 2021.
10.31	Asset Purchase Agreement, dated March 9, 2020, by and among Maven Coalition, Inc., Petametrics Inc., doing business as LiftIgniter, and the Company, which was filed as Exhibit 10.59 to our Annual Report on Form 10-K filed on August 16, 2021.
10.32+	Form of Stock Option Award Agreement – 2016 Stock Incentive Plan, which was filed as Exhibit 10.62 to our Annual Report on Form 10-K filed on August 16, 2021.
10.33+	Form of Stock Option Award Agreement – 2019 Equity Incentive Plan, which was filed as Exhibit 10.63 to our Annual Report on Form 10-K filed on August 16, 2021.
10.34+	Independent Director Agreement, effective as of September 3, 2018, by and between the Company and Todd D. Sims, which was filed as Exhibit 10.71 to our Annual Report on Form 10-K filed on August 16, 2021.
10.35+	First Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.80 to our Annual Report on Form 10-K filed on August 16, 2021.
10.36+	Second Amendment to the 2016 Stock Incentive Plan, which was filed as Exhibit 10.81 to our Annual Report on Form 10-K filed on August 16, 2021.
10.37+	Form of Restricted Equity Award Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.82 to our Annual Report on Form 10-K filed on August 16, 2021.
10.38+	Form of Restricted Stock Unit Grant Notice – 2019 Equity Incentive Plan, which was filed as Exhibit 10.83 to our Annual Report on Form 10-K filed on August 16, 2021.
10.39+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.84 to our Annual Report on Form 10-K filed on August 16, 2021.
10.40+	Stock Option Award Agreement, dated March 11, 2019, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.85 to our Annual Report on Form 10-K filed on August 16, 2021.
10.41	Channel Partners Warrant Program adopted on May 20, 2020, which was filed as Exhibit 10.112 to our Annual Report on Form 10-K filed on April 9, 2021.
10.42+	Stock Option Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.119 to our Annual Report on Form 10-K filed on April 9, 2021.

10.43+	Stock Award Agreement, dated January 16, 2019, by and between the Company and Andrew Q. Kraft, which was filed as Exhibit 10.120 to our Annual Report on Form 10-K filed on April 9, 2021.
10.44+	Maven Executive Bonus Plan, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 14, 2021.
10.45	Amendment No. 1 to Agreement and Plan of Merger, dated July 12, 2019, by and among the Company, TheStreet, Inc., and TST Acquisition Co., Inc., which was filed as Exhibit 10.122 to our Annual Report on Form 10-K filed on April 9, 2021.
10.46+	Executive Employment Agreement, effective January 1, 2021, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.4 to our Current Report on Form 8-K on February 23, 2021.
10.47+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on February 23, 2021.
10.48+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.127 to our Annual Report on Form 10-K filed on April 9, 2021.
10.49+	Stock Option Grant Notice, dated April 10, 2019, by and between the Company and Douglas Smith, which was filed as Exhibit 10.130 to our Annual Report on Form 10-K filed on April 9, 2021.
10.50+	Form of Amendment to Stock Option Award Agreement, by and between the Company and certain grantees awarded stock options on April 10, 2019, which was filed as Exhibit 10.131 to our Annual Report on Form 10-K filed on April 9, 2021.
10.51+	Executive Employment Agreement, effective as of February 18, 2021, by and between the Company and Robertson Barrett, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on February 23, 2021.
10.52	Services Agreement, dated as of December 22, 2020, by and between the Company and Whisper Advisors, LLC, which was filed as Exhibit 10.134 to our Annual Report on Form 10-K on April 9, 2021.
10.53+	Stock Option Award Agreement, dated September 14, 2018, by and between the Company and Paul Edmondson, which was filed as Exhibit 10.135 to our Annual Report on Form 10-K on April 9, 2021.
10.54+	Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Andrew Kraft, which was filed as Exhibit 10.6 to our Current Report on Form 8-K on February 23, 2021.
10.55+	Second Amended and Restated Executive Employment Agreement, effective January 1, 2021, by and between the Company and Avi Zimak, which was filed as Exhibit 10.7 to our Current Report on Form 8-K on February 23, 2021.
10.56+	Second Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated February 18, 2021, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 24, 2021.
10.57+	First Amendment to theMaven, Inc.’s 2019 Equity Incentive Plan, dated March 16, 2020, which was filed as Exhibit 10.141 to our Annual Report on Form 10-K on April 9, 2021.
10.58+	2019 Equity Incentive Plan, which was filed as Exhibit 10.142 to our Annual Report on Form 10-K on April 9, 2021.
10.59	2016 Stock Incentive Plan, which was filed as Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
10.60	Financing and Security Agreement, dated February 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Finance LLC, which was filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.61	First Amendment to Financing and Security Agreement, dated March 24, 2020, by and among Maven Coalition, Inc., theMaven, Inc., Maven Media Brands, LLC, TheStreet, Inc., and FPP Financing LLC, which was filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.62	Intercreditor Agreement, dated February 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.63	Amendment No. 1 to Intercreditor Agreement, dated March 24, 2020, by and between FPP Finance LLC and BRF Finance Co., LLC, which was filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q on May 7, 2021.
10.64	Form of Securities Purchase Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.2 to our Current Report on Form 8-K on May 25, 2021.
10.65	Form of Registration Rights Agreement among the Company and each of the several purchasers signatory thereto, which was filed as Exhibit 10.3 to our Current Report on Form 8-K on May 25, 2021.

10.66	Stock Purchase Agreement, dated June 4, 2021, by and among the Company, Maven Media Brands, LLC, College Spun Media Incorporated, Matthew Lombardi, Alyson Shontell Lombardi, Timothy Ray, Andrew Holleran, and the Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2021.
10.67	Second Amended and Restated Executive Employment Agreement, effective August 26, 2020, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on February 23, 2021.
10.68	Third Amendment to Financing and Security Agreement, dated as of December 6, 2021, by and among theMaven, Inc., Maven Coalition, Inc., Maven Media Brands, LLC, TheStreet, Inc., College Spun Media Incorporated, and Fast Pay Partners LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2021.
10.69+	Amendment No. 1 to Second Amended & Restated Executive Employment Agreement, dated as of December 22, 2021, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 10, 2022.
10.70	Form of Stock Purchase Agreement by and between the Company and certain investors, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2022.
10.71	Asset Purchase Agreement between the Company and Fulltime Fantasy Sports, LLC, dated July 15, 2021, which was filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 15, 2021.
10.72^	Amended Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 29, 2022.
10.73^	Amendment No. 5 to Licensing Agreement by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.73 to our Annual Report on Form 10-K filed on March 31, 2023.
10.74	Form of Common Stock Purchase Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023.
10.75+	Amended and Restated 2022 Stock and Incentive Compensation Plan, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
10.76	Binding Letter of Intent, dated August 14, 2023, by and between the Company and Simplify Inventions, LLC, which was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.77	Form of Voting and Support Agreement, dated August 14, 2023, by and between the Company and certain stockholders. which was filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.78	Amendment to Third Amended and Restated Note Purchase Agreement, dated August 14, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.79+	Amendment No. 3 to Second Amended & Restated Executive Employment Agreement, dated as of September 7, 2023, by and between the Company and Ross Levinsohn, which was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.80+	First Amendment to Executive Employment Agreement, dated August 15, 2023, by and between the Company and Henry Robertson Barrett, which was filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.81+	Severance Agreement, dated August 14, 2023, by and between the Company and Henry Robertson Barrett, which was filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.82+	Severance Agreement, dated August 14, 2023, by and between the Company and Douglas B. Smith, which was filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.83	Seventh Amendment to Financing and Security Agreement, dated August 31, 2023, by and among the Company, certain subsidiaries of the Company party thereto and SLR Digital Finance LLC, which was filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.84	Side Letter to Licensing Agreement, dated October 1, 2023, by and between the Company and ABG-SI LLC, which was filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.

10.85	Common Stock Subscription Agreement, dated as of November 5, 2023, between New Arena Holdco, Inc. and 5-Hour International Corporation Pte. Ltd. , which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
10.86#	Preferred Stock Subscription Agreement, dated as of November 5, 2023, between New Arena Holdco, Inc. and The Hans Foundation USA, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
10.87	Amendment No. 2 to Third Amended and Restated Note Purchase Agreement, dated December 1, 2023, by and between the Company, the subsidiary guarantors party thereto, BRF Finance Co., LLC, as agent and purchaser, and the other purchasers from time to time party thereto, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
10.88	Waiver of Liquidated Damages and Release of Claims, dated December 1, 2023, by and among the Company, Simplify Inventions, LLC and B. Riley Principal Investments, LLC, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
10.89	Forbearance Letter, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 5, 2024.
10.90	Subscription Agreement, dated February 14, 2024, by and between the Company and Simplify, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2024.
10.91	Forbearance Letter between the Company and Renew Group Private Limited dated as of March 27, 2024.
10.92	Forbearance Letter between the Company and Renew Group Private Limited dated as of April 29, 2024, which was filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2024.
10.93	Consent to Sublease among the Company, RXR HB Owner, LLC and Lument Real Estate Capital Holdings, LLC dated March 12, 2024, which was filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2024.
10.94	Amendment No. 3 to the Third Amended and Restated Note Purchase Agreement dated as of December 15, 2022 (as amended by that certain Amendment No. 1 to Third Amended and Restated Note Purchase Agreement, dated as of August 14, 2023 and as further amended by that certain Amendment No. 2 to Third Amended and Restated Note Purchase Agreement, dated as of December 1, 2023), by and among the Company, the Guarantors party thereto, the Purchasers party thereto and Renew Group Private Limited, in its capacity as agent for the Purchasers, dated July 12, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2024.
10.95+	Employment Agreement between The Arena Group Holdings, Inc. and Geoffrey Wait dated effective August 6, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2024.
10.96	Amendment No. 1 to Loan Documents between the Company and Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
10.97	Amended and Restated Promissory Note issued by the Company to Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
10.98	Common Stock Purchase Agreement between the Company and Simplify Inventions, LLC dated August 19, 2024, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 23, 2024.
10.99	Loan Agreement between The Arena Group Holdings, Inc. and Simplify Inventions, LLC dated March 13, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2024.
10.100	Demand Promissory Note issued by Simplify Inventions, LLC to The Arena Group Holdings, Inc. dated March 13, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2024.
10.101	Continuing Unconditional Guaranty among Simplify Inventions, LLC and certain subsidiaries of The Arena Group Holdings, Inc., dated March 13, 2024, which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2024.
10.102	Pledge and Security Agreement among The Arena Group Holdings, Inc., certain subsidiaries of The Arena Group Holdings, Inc. and Simplify Inventions, LLC dated March 13, 2024, which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2024.

10.103	Forbearance Letter between the Company and Renew Group Private Limited dated as of March 27, 2024, which was filed as Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on April 1, 2024.
10.104	Employment Agreement between The Arena Group Holdings, Inc. and Sara Silverstein dated April 19, 2024, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2024.
10.105	Employment Agreement with Paul Edmondson, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2025.
19.1	Insider Trading Policy, which was filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
21.1	Subsidiaries of the Arena Group Holdings, Inc., which was filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
23.1	Consent of KPMG LLP, independent registered accounting firm, which was filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
23.2	Consent of Marcum LLP, independent registered accounting firm, which was filed as Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
24.1	Power of Attorney (included in the signature pages to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which was filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which was filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002, which was filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
32.2**	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002, which was filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
97.1	Clawback Policy of Arena Group Holdings, Inc., which was filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024

101.INS Inline XBRL*	Instance Document.
101.SCH Inline XBRL*	Taxonomy Extension Schema Document.
101.CAL Inline XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF Inline XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB Inline XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL*	Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
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
Dated: April 30, 2025
	By:	/s/ PAUL EDMONDSON
Paul Edmondson
Chief Executive Officer
(Principal Executive Officer)

*

