Form 10-Q
period 2025-03-31
Arena Group Holdings, Inc.
filed 2025-05-15
CIK 894871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the Registrant had 47,560,952 shares of common stock outstanding.

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

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 and in Part II, Item 1A, Risk Factors, in this Quarterly Report. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025 (unaudited)	December 31, 2024
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,902	$4,362
Accounts receivable, net	31,561	31,115
Prepayments and other current assets	4,682	4,757
Total current assets	39,145	40,234
Property and equipment, net	107	148
Operating lease right-of-use assets	2,260	2,340
Platform development, net	8,471	8,115
Acquired and other intangible assets, net	21,940	22,789
Other long-term assets	147	151
Goodwill	42,575	42,575
Total assets	$114,645	$116,352
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$3,615	$4,844
Accrued expenses and other	10,802	10,990
Unearned revenue	5,230	6,349
Subscription refund liability	662	430
Operating lease liabilities	97	254
Liquidated damages payable	3,305	3,230
Current liabilities from discontinued operations	96,056	96,159
Total current liabilities	119,767	122,256
Unearned revenue, net of current portion	193	403
Operating lease liabilities, net of current portion	2,182	1,964
Deferred tax liabilities	833	802
Simplify loan	7,151	10,651
Term debt	110,467	110,436
Total liabilities	240,593	246,512
Commitments and contingencies (Note 16)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at March 31, 2025 and December 31, 2024	168	168
Stockholders’ deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 47,560,952 and 47,556,267 shares at March 31, 2025 and December 31, 2024, respectively	475	475
Additional paid-in capital	348,752	348,560
Accumulated deficit	(475,343)	(479,363)
Total stockholders’ deficiency	(126,116)	(130,328)
Total liabilities, mezzanine equity and stockholders’ deficiency	$114,645	$116,352

See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2025	2024
	($ in thousands, except share data)
Revenue	$31,815	$28,941
Cost of revenue (includes amortization of platform development and developed technology for the three months ended March 31, 2025 and 2024 of $1,276 and $1,549, respectively.	16,146	20,008
Gross profit	15,669	8,933
Operating expenses
Selling and marketing	2,134	4,564
General and administrative	5,283	10,135
Depreciation and amortization	890	987
Loss on impairment of assets	-	1,198
Total operating expenses	8,307	16,884
Income (loss) from operations	7,362	(7,951)
Other expense
Change in fair value of contingent consideration	-	(313)
Interest expense	(3,004)	(4,339)
Liquidated damages	(75)	(76)
Total other expenses	(3,079)	(4,728)
Income (loss) before income taxes	4,283	(12,679)
Income tax provision	(286)	(41)
Income (loss) from continuing operations	3,997	(12,720)
Income (loss) from discontinued operations, net of tax	23	(90,638)
Net income (loss)	$4,020	$(103,358)
Basic net income (loss) per common share (Note 1)
Continuing operations	$0.08	$(0.48)
Discontinued operations	-	(3.43)
Basic net income (loss) per common share	$0.08	$(3.91)
Diluted net income (loss) per common share (Note 1)
Continuing operations	$0.08	$(0.48)
Discontinued operations	-	(3.43)
Diluted net income (loss) per common share	$0.08	$(3.91)
Weighted average number of common shares outstanding (Note 1)
Basic	47,458,076	26,443,764
Diluted	47,466,658	26,443,764

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(unaudited)

Three Months Ended March 31, 2025

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except per share data)
Balance at January 1, 2025	47,556,267	$475	2,701	$-	$348,560	$(479,363)	$(130,328)
Issuance of common stock for restricted stock units	7,499	-	-	-	-	-	-
Common stock withheld for taxes	(2,814)	-	-	-	(4)	-	(4)
Stock-based compensation	-	-	-	-	196	-	196
Net income	-	-	-	-	-	4,020	4,020
Balance at March 31, 2025	47,560,952	$475	2,701	$-	$348,752	$(475,343)	$(126,116)

Three Months Ended March 31, 2024

	Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficiency
	($ in thousands, except per share data)
Balance at January 1, 2024	23,836,706	$237	2,701	$-	$319,421	$(378,653)	$(58,995)
Issuance of common stock in connection with settlement of Series H convertible preferred stock	5,555,555	56	-	-	11,944	-	12,000
Issuance of common stock for restricted stock units	678,165	7	-	-	(7)	-	-
Common stock withheld for taxes	(282,171)	(3)	-	-	(476)	-	(479)
Repurchase of common stock for Fexy put option	(274,692)	(3)	-	-	(376)	-	(379)
Stock-based compensation	-	-	-	-	1,659	-	1,659
Net loss	-	-	-	-	-	(103,358)	(103,358)
Balance at March 31, 2024	29,513,563	$294	2,701	$-	$332,165	$(482,011)	$(149,552)

See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Cash flows from operating activities
Net income (loss)	$4,020	$(103,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	41	67
Amortization of platform development and intangible assets	2,125	4,870
Amortization of debt discounts	31	536
Noncash and accrued interest	-	2,839
Loss on impairment of assets	-	40,589
Change in fair value of contingent consideration	-	313
Liquidated damages	75	76
Stock-based compensation	182	1,451
Deferred income taxes	31	31
Bad debt expense	-	670
Change in operating assets and liabilities:
Accounts receivable, net	(446)	12,029
Subscription acquisition costs	-	6,131
Prepayments and other current assets	75	(424)
Other long-term assets	4	(148)
Accounts payable	(1,332)	(102)
Accrued expenses and other	(188)	44,334
Unearned revenue	(1,329)	(11,665)
Subscription refund liability	232	18
Operating lease liabilities	141	(60)
Other long-term liabilities	-	(162)
Net cash provided by (used in) operating activities	3,662	(1,965)
Cash flows from investing activities
Capitalized platform development	(1,618)	(713)
Net cash used in investing activities	(1,618)	(713)
Cash flows from financing activities
Payment of Fexy put option	-	(2,263)
(Repayments) proceeds under line of credit, net borrowing	-	(19,609)
Proceeds from common stock private placement	-	12,000
Proceeds from Simplify loan	-	7,748
Repayment of Simplify loan	(3,500)	-
Payment of taxes from common stock withheld	(4)	(479)
Net cash used in financing activities	(3,504)	(2,603)
Net decrease in cash and cash equivalents	(1,460)	(5,281)
Cash and cash equivalents – beginning of year	4,362	9,284
Cash and cash equivalents – end of period	$2,902	$4,003
Supplemental disclosure of cash flow information
Cash paid for interest	$2,973	$964
Cash paid for income taxes	-	85
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$14	$208
Repurchase of common stock for Fexy put option	-	379

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in The Arena Group’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

The condensed consolidated financial statements as of March 31, 2025 and 2024, and for the three months ended March 31, 2025 and 2024, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Uncertainty in the global economy presents significant risks to the Company’s business. Increases in inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto, and the impact of tariffs on print production costs and the overall market for advertising may have an adverse effect on the Company’s business. While the Company is closely monitoring the impact of the current macroeconomic conditions on all aspects of its business, the ultimate extent of the impact on its business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of the Company’s control and could exist for an extended period of time. As a result, the Company is subject to continuing risks and uncertainties.

Segment Reporting

The Company operates within the media industry, providing digital content across four primary verticals (as further described in Note 17) through its publishing platform. The Company leverages its publishing platform to build content verticals powered by anchor brands. The Company’s strategy is to focus on key subject matter verticals where audiences are passionate about a topic category where it can leverage the strength of its core brands to grow its audience and monetize editorially focused online content through various display and video advertisements that are viewed by internet users of the content. The Company has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform. The Company’s reportable segments are organized in subject matter verticals that offer content on the respective topic.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates performance and allocates resources for all of its reportable segments based on segment gross profit. This segment profit measure is defined as segment revenue less segment cost of revenue, consisting of those costs and expenses directly attributable to the segment. The segment profit measure is used by the CODM to assess the performance of each segment by comparing the results of each segment with one another (see Note 17).

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

For the three months ended March 31, 2025, the Company reported income from continuing operations of $3,997, and as of March 31, 2025, had cash on hand of $2,902 and a working capital deficit of $80,622. Management has evaluated the Company’s working capital deficit and historical losses to determine if the significance of those conditions or events would limit its ability to meet its obligations when due, including under the Simplify Loan and Term Debt (see Notes 8 and 9). In its evaluation, management determined that substantial doubt exists about the Company’s ability to continue as a going concern for a one-year period following the financial statement issuance date due to the historical net losses from continuing operations and working capital deficit.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted using either a prospective or retrospective transition method. The Company expects ASU 2023-09 to require additional disclosures in the notes to its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU aims to enhance the transparency of financial reporting by requiring public business entities (PBEs) to provide detailed disclosures about the components of significant expense captions presented in the income statement. The Company will be required to disclose, in a tabular format, the amounts recognized within each relevant expense caption in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026; early adoption is permitted using either a prospective or retrospective transition method. The Company is not planning to early adopt. The Company expects ASU 2024-23 to require additional tabular disclosures in the notes to its condensed consolidated financial statements.

Income (loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards.

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to the Company’s stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) from continuing operations	$3,997	$(12,720)
Net income (loss) from discontinued operations, net of tax	23	(90,638)
Net income (loss)	4,020	$(103,358)
Denominator:
Weighted average number of shares of common stock outstanding – basic (1)	47,458,076	26,443,764
Add: effect of dilutive Series G convertible preferred stock (2)	8,582	-
Weighted average number of common shares outstanding – dilutive	47,466,658	26,443,764

Net income (loss) from continuing operations	$0.08	$(0.48)
Net income (loss) from discontinued operations	-	(3.43)
Basic net income (loss) per common share	$0.08	$(3.91)

Net income (loss) from continuing operations	$0.08	$(0.48)
Net income (loss) from discontinued operations	-	(3.43)
Dilutive net income (loss) per common share	$0.08	$(3.91)

(1)	Includes: restricted stock awards only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; restricted stock units only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; and contingently issuable shares only when there are no circumstances under which those shares would not be issued.
(2)	There was no dilutive effect from the Series G convertible preferred stock for the three months ended March 31, 2024 due to the net loss in the period.

Potentially dilutive securities include dilutive common stock from assumed exercise of stock options, restricted stock units, and warrants, using the treasury stock method. Under the treasury stock method, potential shares outstanding are not included in the computation of diluted net income per common share if their effect is anti-dilutive. Anti-dilutive potential shares of common stock are as follows:

	Three Months Ended March 31,
	2025	2024
Series G convertible preferred stock	-	8,582
Financing warrants	39,774	39,774
ABG Warrants	999,540	999,540
AllHipHop warrants	5,682	5,682
Publisher Partner Warrants	9,800	9,800
Restricted stock units	10,558	329,533
Common stock options	3,206,826	4,485,881
Anti-dilutive securities, excluded	4,272,180	5,878,792

2. Discontinued Operations

On March 18, 2024, the Company discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. The last date of any obligation of the Company to perform under the Licensing Agreement was March 18, 2024. In connection with the termination, certain ABG Warrants vested (further details are provided under the heading Vesting of Warrants in Note 12).

The table below sets forth the income (loss) from discontinued operations:

	Three Months Ended March 31,
	2025	2024
	($ in thousands, except share data)
Revenue	$-	$21,848
Cost of revenue (1)	(23)	13,981
Gross profit (loss)	23	7,867
Operating expense
Selling and marketing	-	11,503
General and administrative (2)	-	45,192
Depreciation and amortization	-	2,401
Loss on impairment of assets (3)	-	39,391
Total operating expenses	-	98,487
Income (loss) from discontinued operations	23	(90,620)
Income tax provision	-	(18)
Net income (loss) from discontinued operations	$23	$(90,638)

(1)	Cost of revenue for the three months ended March 31, 2025, includes an adjustment to previously reported accounts payable that was settled for a reduced amount.
(2)	General and administrative expenses for the three months ended March 31, 2024, includes a $45,000 termination fee liability as described in Note 16.
(3)	Loss on impairment of assets for the three months ended March 31, 2024 of $39,391 includes $8,601 for the impairment of intangible assets and $30,790 for the impairment of subscription acquisition costs.

The table below sets forth the major classes of liabilities of the discontinued operations:

	As of
	March 31, 2025	December 31, 2024
Liabilities
Accounts payable	$1,680	$1,783
Accrued expenses and other	519	519
Subscription refund liability	423	423
Royalty fee liability (1)	3,750	3,750
Termination fee liability (1)	45,000	45,000
Subscription liability, current portion	44,684	44,684
Current/total liabilities from discontinued operations	$96,056	$96,159

(1)	Further details related to the royalty fee liability of $3,750 and termination fee liability of $45,000 are described under the heading ABG Group Legal Matters in Note 16.

The table below sets forth the cash flows of the discontinued operations:

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities from discontinued operations
Net income (loss) from discontinued operations	$23	$(90,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	-	2,401
Loss on impairment of assets	-	39,391
Stock-based compensation	-	538
Change in operating assets and liabilities:
Accounts receivable, net	-	7,444
Subscription acquisition costs	-	6,131
Prepayments and other current assets	-	807
Accounts payable	(103)	2,654
Accrued expenses and other	-	538
Subscription refund liability	-	20
Subscription liability	-	(7,148)
Termination fee liability	-	45,000
Net cash (used in) provided by operating activities from discontinued operations	$(80)	$7,138

Further details regarding legal matters in connection with the discontinued operations are provided under the heading ABG Group Legal Matters in Note 16.

3. Balance Sheet Components

The components of certain balance sheet amounts are as follows:

Accounts Receivable and Allowance for Credit Losses – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital and print subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of March 31, 2025 and December 31, 2024 of $31,561 and $31,115, respectively, are presented net of allowance for credit losses.

The following table summarizes the allowance for credit losses activity:

	Three Months Ended March 31, 2025 (unaudited)	Year Ended December 31, 2024
Allowance for credit losses beginning of year	$1,458	$374
Additions	-	1,934
Deductions – write-offs	(17)	(850)
Allowance for credit losses end of period	$1,441	$1,458

Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	March 31, 2025 (unaudited)	December 31, 2024
Prepaid expenses	$1,990	$2,078
Prepaid supplies	75	62
Refundable income and franchise taxes	149	149
Employee retention credits	2,468	2,468
Total prepayments and other current assets	$4,682	$4,757

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. As of March 31, 2025 and December 31, 2024, the Company has a receivable balance of $2,468 as presented in the above table in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	March 31, 2025 (unaudited)	December 31, 2024
Office equipment and computers	$1,777	$1,777
Leasehold Improvements	54	54
Furniture and fixtures	133	133
	1,964	1,964
Less accumulated depreciation and amortization	(1,857)	(1,816)
Net property and equipment	$107	$148

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $41 and $67, respectively. No impairment charges for the three months ended March 31, 2025 and 2024 were incurred.

Platform Development – Platform development costs are summarized as follows:

	As of
	March 31, 2025 (unaudited)	December 31, 2024
Platform development	$33,066	$31,434
Less accumulated amortization	(24,595)	(23,319)
Net platform development	$8,471	$8,115

A summary of platform development activity for the three months ended March 31, 2025 (unaudited) is as follows:

Platform development beginning of year	$31,434
Costs capitalized	1,618
Total capitalized costs	33,052
Stock-based compensation	14
Platform development end of period	$33,066

Amortization expense for the three months ended March 31, 2025 and 2024 was $1,276 and $1,549, respectively. Amortization expense for platform development is included in cost of revenues on the condensed consolidated statements of operations. No impairment charges for platform development for the three months ended March 31, 2025 and 2024 were recorded on the consolidated statements of operations and comprehensive loss.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of March 31, 2025 (unaudited)			As of December 31, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(17,333)	$-	$17,333	$(17,333)	$-
Trade name	5,181	(1,862)	3,319	5,181	(1,799)	3,382
Brand name	12,115	(4,081)	8,034	12,115	(3,729)	8,386
Subscriber relationships	2,150	(1,443)	707	2,150	(1,379)	771
Advertiser relationships	14,519	(4,639)	9,880	14,519	(4,269)	10,250
Database	1,140	(1,140)	-	1,140	(1,140)	-
Digital content	355	(355)	-	355	(355)	-
Total intangible assets	$52,793	$(30,853)	$21,940	$52,793	$(30,004)	$22,789

Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended March 31, 2025 and 2024 was $849 and $920, respectively, and is included in cost of revenue on the condensed consolidated statements of operations and comprehensive loss.

No impairment charges from continuing operations for the three months ended March 31, 2025 were recorded for intangible assets. Impairment charges for the three months ended March 31, 2024 of $1,198 was recorded as a result of the disposition of Fexy Studios intangible assets, including the advertiser relationships of $608 and brand names of $590, on the consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	March 31, 2025 (unaudited)	December 31, 2024
General accrued expenses	$3,082	$2,140
Accrued payroll and related taxes	3,819	3,805
Accrued publisher expenses	3,019	4,066
Liabilities in connection with acquisitions and dispositions	30	30
Assumed lease liability	40	390
Other accrued expenses	812	559
Total accrued expenses and other	$10,802	$10,990

4. Leases

The Company has a real estate lease for the use of office space.

The table below presents supplemental information related to the operating lease:

	Three Months Ended March 31,
	2025	2024
Operating lease costs during the period (1)	$141	$9
Cash payments included in the measurement of operating lease liabilities during the period (2)	$-	$121
Operating lease liability arising from obtaining lease right-of-use assets during the period	$-	$-
Weighted-average remaining lease term (in years) as of period-end	5.67	0.50
Weighted-average discount rate during the period	10.9%	9.9%

(1)	Operating lease costs is presented net of sublease income that is not material for the three months ended March 31, 2024.
(2)	There were no cash payments included in the measure of operating lease liabilities during the period for the three months ended March 31, 2025 since the Company has a deferral period through January 2026 before any cash payments are required under a lease with an effective date of April 1, 2024 with an initial lease term of 6.67 years.

The Company utilizes its incremental borrowing rates on a collateralized basis, reflecting the Company’s credit quality and the term of the lease at the commencement of the lease in determining the present value of future payments since the implicit rate for the Company’s leases is not readily determinable.

Variable lease expense includes rental increases that are not fixed, such as those based on amounts paid to the lessor based on cost or consumption, such as maintenance and utilities.

The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs included in:
General and administrative	$141	$134
Total operating lease costs	141	134
Sublease income	-	(125)
	$141	$9

Maturities of the operating lease liabilities as of March 31, 2025 are summarized as follows:

Years Ending December 31,
2025 (remaining months in the year)	$-
2026	652
2027	652
2028	652
2029	652
Thereafter	597
Minimum lease payments	3,205
Less imputed interest	(926)
Present value of operating lease liabilities	$2,279
Current portion of operating lease liabilities	$97
Long term portion of operating lease liabilities	2,182
Total operating lease liabilities	$2,279

5. Goodwill

The changes in carrying value of goodwill are as follows:

	As of
	March 31, 2025 (unaudited)	December 31, 2024
Carrying value at beginning of year	$42,575	$42,575
Carrying value at end of period	$42,575	$42,575

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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of March 31, 2025 (unaudited)
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	566	574	830	1,970
Convertible debentures (2)	-	144	93	237
Series J convertible preferred stock (2)	152	152	174	478
Series K convertible preferred stock (2)	166	70	369	605
Total	$899	$940	$1,466	$3,305

	As of December 31, 2024
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$-	$-	$15
Series H convertible preferred stock	566	574	796	1,936
Convertible debentures (2)	-	144	89	233
Series J convertible preferred stock (2)	152	152	165	469
Series K convertible preferred stock (2)	166	70	341	577
Total	$899	$940	$1,391	$3,230

(1)	Shares of common stock issuable to MDB Capital Group, LLC (see Common Stock to be Issued in Note 11).
(2)	Represents previously issued and converted debt or equity securities.

As of March 31, 2025 and December 31, 2024, the short-term liquidated damages payable were $3,305 and $3,230, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of March 31, 2025, or $3,305, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.

During the three months ended March 31, 2025 and 2024, the Company recorded accrued interest on liquidated damages of $75 and $76, respectively.

7. Fair Value

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

The Company’s financial instruments consist of Level 1, Level 2 and Level 3 assets as March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents of $2,902 and $4,362, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.

Fexy Put Option – The Company accounted for certain common stock issued in connection with the Fexy Studios acquisition that was subject to a put option (the “Fexy Put Option”), which provided for a cash payment to the sellers on the first anniversary date of the closing of the acquisition (on January 11, 2024) in the event the common stock trading price on such date was less than the common stock trading price on the day immediately preceding the acquisition date of $8.10 per share, as a derivative liability, which required the Company to carry such amounts on the condensed consolidated balance sheets as a liability at fair value, as adjusted at each reporting period-end.

On February 15, 2024, in connection with the contingent consideration related to the acquisition of Fexy Studios, the Company agreed to pay the amount due of $2,478 in four (4) equal installments of approximately $620 starting February 16, 2024 (paid $620 in February 2024) and then on the 15th day of each March (paid $620 in March 2024), April (paid $620 in April 2024) and May (paid $620 in May 2024) of 2024 comprised of the following: (i) $2,225 pursuant to the Fexy Put Option where the Company gave the recipients of the contingent consideration a right to put their 274,692 shares of the Company’s common stock; (ii) $200 deferred payment due under the purchase agreement; and (iii) $53 in other costs and reimbursable transition expenses payable. During the three months ended March 31, 2024, the Company paid the Fexy Put Option and recorded the repurchase of 274,692 shares of the Company’s common stock issued in connection with the acquisition, resulting in a loss of $379 as reflected on the condensed consolidated statements of stockholders’ deficiency. In connection with the Fexy Put Option, during the three months ended March 31, 2024, the Company recognized a loss in change in valuation of the contingent consideration of $313, as reflected in other expense on the consolidated statements of operations.

The Simplify Loan (as described below), carried at amortized costs, has a carrying value of $7,151 and $10,651 as of March 31, 2025 and December 31, 2024, respectively, and the Term Debt (as described below), carried at amortized cost, has a carrying value of $110,467 and $110,436 as of March 31, 2025 and December 31, 2024, respectively.

8. Simplify Loan

On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party as further described in Note 15 (the “Simplify Loan”), pursuant to which the Company has available up to $50,000 (originally $25,000) at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears with a maturity on December 1, 2026 (originally March 13, 2026). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations. In connection with the Amended Promissory Note, on August 19, 2024, the Company and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for shares of the Company’s common stock. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand to Simplify. As of March 31, 2025 and December 31, 2024, the balance outstanding on the Simplify Loan was $7,151 and $10,651, respectively.

As of March 31, 2025, the Simplify Loan outstanding principal amount of $7,151 is due on December 31, 2026.

Information for the three months ended March 31, 2025 and 2024, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 9.

9. Term Debt

Pursuant to the Note Purchase Agreement, as amended from time-to time, leading to the Third Amended and Restated Note Purchase Agreement dated December 15, 2022 (the “Third Amended and Restated Notes”), as of March 31, 2025 and December 31, 2024, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”), the 2022 bridge notes (the “2022 Bridge Notes”) and the 2023 Notes (as defined below), as further described below and collectively referred to as the “Term Debt”.

Senior Secured Notes

The terms of the Senior Secured Notes provide for:

●	a provision for the Company to enter into Delayed Draw Term Notes (as described below);

●	a provision where the Company added $13,852 to the principal balance of the notes for interest payable prior to January 1, 2022 as payable in-kind;

●	a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;

●	a maturity date of December 31, 2026, subject to certain acceleration conditions; and

●	the Company to enter into the 2022 Bridge Notes for $36,000 (as further described below).

Delayed Draw Term Notes

The terms of the Delayed Draw Term Notes provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●	interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2026, subject to certain acceleration terms.

2022 Bridge Notes

The terms of the 2022 Bridge Notes provide for:

●	an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the First Amendment, (as further described below);

●	a maturity date of December 31, 2026, subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes; and

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

2023 Notes

The terms of the 2023 Notes, pursuant to Amendment No. 1 under the Third Amended and Restated Notes dated August 14, 2023, provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of December 31, 2026; and

●	an election to prepay the 2023 Notes, at any time, at 100% of the principal amount due with no premium or penalty.

The following table summarizes the Term Debt:

	As of March 31, 2025			As of December 31, 2024
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of March 31, 2025, as amended	$62,691	$(160)	$62,531	$62,691	$(181)	$62,510
Delayed Draw Term Notes, effective interest rate of 10.2% as March 31, 2025, as amended	4,000	(18)	3,982	4,000	(21)	3,979
2022 Bridge Notes, effective interest rate of 10.1% as of March 31, 2025, as amended	36,000	(46)	35,954	36,000	(53)	35,947
2023 Notes, effective interest rate of 14.2% as of March 31, 2025 , as amended	8,000	-	8,000	8,000	-	8,000
Total	$110,691	$(224)	$110,467	$110,691	$(255)	$110,436

The debt issuance costs incurred, as amended based on certain debt modifications, are being amortized over the applicable term of the Term Debt.

On December 29, 2023, the Company failed to make the interest payment due on the Term Debt resulting in an event of default with subsequent agreement to a forbearance period that was extended to September 30, 2024. On July 12, 2024, the Company entered into a third amendment to the Third Amended and Restated Notes dated as of December 15, 2022 (“Amendment No. 3”) which further deferred the accrued interest due date to December 31, 2024. On November 6, 2024, the Company received a letter from Renew (as described below) confirming the Company was not then in default under the Term Debt due to the cure of the default identified in the forbearance letter (as updated from time-to-time the “forbearance letter”), and all interest was paid as of December 31, 2024. Further details are provided under the heading Principal Stockholders in Note 15.

As of March 31, 2025, the Term Debt principal maturity of $110,691 is due on December 31, 2026.

Information for the three months ended March 31, 2025 and 2024 with respect to interest expense related to the Term Debt is provided below.

Interest Expense

The following table represents interest expense:

	Three Months Ended March 31,
	2025	2024
Amortization of debt costs:
Line of credit	$-	$418
Term Debt	31	118
Total amortization of debt costs	31	536
Noncash and accrued interest:
Simplify Loan	-	41
Term Debt	-	2,798
Total noncash and accrued interest	-	2,839
Cash paid interest:
Simplify Loan	194	-
Line of credit	-	795
Term Debt	2,767	-
Other	12	169
Total cash paid interest	2,973	964
Total interest expense	$3,004	$4,339

10. Preferred Stock

The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of March 31, 2025 as follows:

●	1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.

●	23,000 authorized shares designated as “Series H Convertible Preferred Stock” (as further described below), of which no shares are outstanding.

11. Stockholders’ Deficiency

The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 7,499 and 678,165 shares of the Company’s common stock during the three months ended March 31, 2025 and 2024, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency.

Common Stock Withheld – The Company recorded the repurchase of 2,814 shares related to vested restricted stock units for the payment for taxes of $4, and 282,171 shares related to vested restricted stock units for the payment for taxes of $479, during the three months ended March 31, 2025 and 2024, respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock Private Placement – On February 14, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Simplify, pursuant to which the Company agreed to sell and issue to Simplify in a private placement (the “Private Placement”) an aggregate of 5,555,555 shares (the “Private Placement Shares”) of the Company’s common stock, at a purchase price of $2.16 per share, a price equal to the 60-day volume weighted average price of the Company’s common stock. The Private Placement closed on February 14, 2024 and the Company received proceeds from the Private Placement of $12,000 as reflected on the condensed consolidated statements of stockholders’ deficiency. Further information is provided in Note 15.

12. Compensation Plans

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

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended March 31, 2025
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$-	$66	$3	$69
Selling and marketing	6	20	-	26
General and administrative	44	43	-	87
Total costs charged to operations	50	129	3	182
Capitalized platform development	-	14	-	14
Total stock-based compensation	$50	$143	$3	$196

	Three Months Ended March 31, 2024
	Restricted Stock	Common Stock Options	Warrants	Totals
Cost of revenue	$35	$347	$3	$385
Selling and marketing	2	107	-	109
General and administrative	190	229	-	419
Total costs charged to operations	227	683	3	913
Capitalized platform development	-	208	-	208
Total stock-based compensation	$227	$891	$3	$1,121

Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of March 31, 2025 were as follows:

	As of March 31, 2025
	Restricted Stock	Common Stock Options	Warrants	Totals
Unrecognized compensation expense	$51	$455	$10	$516
Weighted average period over which cost is expected to be recognized (in years)	0.63	2.77	0.79	2.52

Vesting of Warrants – On January 2, 2024, in connection with the default under the Licensing Agreement, the Performance-Based Warrants totaling 599,724 vested as a result of the default pursuant to certain provisions where all of the warrants automatically vest upon certain terminations of the Licensing Agreement by ABG. Of the warrants that vested, 449,793 had an exercise price of $9.24 per share and 149,931 had an exercise price of $18.48 per share. The accelerated vesting of the ABG Warrants did not result in any additional stock-based compensation expense during the three months ended March 31, 2024.

13. Revenue Recognition

Disaggregation of Revenue

The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended March 31,
	2025	2024
Revenue by category:
Digital revenue
Digital advertising	$21,817	$22,748
Digital subscriptions	1,671	2,334
Publisher revenue	3,104	2,103
Performance Marketing	4,790	672
Other digital revenue	226	811
Total digital revenue	31,608	28,668
Print revenue
Print revenue	207	273
Total print revenue	207	273
Total	$31,815	$28,941
Revenue by geographical market:
United States	$29,911	$27,411
Other	1,904	1,530
Total	$31,815	$28,941
Revenue by timing of recognition:
At point in time	$28,004	$26,607
Over time	3,811	2,334
Total	$31,815	$28,941

For the three months ended March 31, 2025 and 2024, disaggregated revenue represents revenue from continuing operations.

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

The following table provides information about contract balances:

	As of
	March 31, 2025 (unaudited)	December 31, 2024
Unearned revenue (short-term contract liabilities):
Digital revenue	$5,230	$6,349
Unearned revenue (long-term contract liabilities):
Digital revenue	$193	$403

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

The income tax provision effective tax rate for the three months ended March 31, 2025 and 2024 was 6.68% and (0.32)%, respectively. Income taxes expense for the three months ended March 31, 2025 was calculated using a full year effective tax rate and applying that to year-to-date earnings in the current interim period and related to deferred tax liabilities on indefinite lived intangible assets. Income tax expense for the three months ended March 31, 2024 is related to deferred tax liabilities on indefinite lived intangible assets. The effective tax rate differs from the statutory rate due to the full valuation allowance.

The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance against the deferred tax assets that will not be realized as of March 31, 2025 and 2024.

As of March 31, 2025 and 2024, the Company has no uncertain tax positions or interest and penalties accrued.

15. Related Party Transactions

Principal Stockholders

Term Debt – On January 5, 2024, as part of negotiations with Renew Group Private Limited (“Renew”), an affiliated entity of Simplify Inventions, LLC (“Simplify”), in connection with the Company’s failure on December 29, 2023 to make the interest payment due on the Term Debt, dated December 15, 2022 held by Renew in the amount of $2,797, that resulted in an event of default under the Term Debt, Renew agreed in writing to a forbearance period through March 29, 2024 (subsequently extended to September 30, 2024), that was originally subject to the Company retaining a chief restructuring officer acceptable to Renew, while reserving its rights and remedies. In connection with the forbearance, the Company had an engagement with FTI Consulting Inc., a global business advisory firm (“FTI”) from January 5, 2024 through April 26, 2024, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value (the “FTI Engagement”). In connection with the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. He was later appointed as the interim Co-President. Upon completion of their work under the FTI Engagement satisfactory to Renew and the Company, the FTI Engagement was terminated as of April 26, 2024 and Mr. Frankl resigned as Co-President and Chief Business Transformation Officer.

On July 12, 2024, as described above, the Company entered into Amendment No. 3, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 was due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024 (all of which was paid before December 31, 2024). The deferral was contingent on, among other things, no events of default occurring under the Term Debt during the deferral period. On November 6, 2024, the Company received a letter from Renew confirming the Company is not currently in default under the Term Debt due to the cure of the default identified in the forbearance letter (see Note 18). As of March 31, 2025, the outstanding principal on the Term Debt was $110,691.

For the three months ended March 31, 2025, the Company had certain transactions with Renew, where it paid interest totaling $2,767 under the Term Debt. Pursuant to the forbearance letter, no interest was paid for the three months ended March 31, 2024.

Simplify Loan – For the three months ended March 31, 2025, the Company had certain transactions with Simplify, where it paid interest totaling $194, under the Simplify Loan. Pursuant to the forbearance letter, no interest was paid for the three months ended March 31, 2024.

Simplify Revenue – For the three months ended March 31, 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $500. The outstanding accounts receivable due from Living Essentials was $1,196 as of March 31, 2025.

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

16. Commitments and Contingencies

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

On June 7, 2024, the Company filed a response denying ABG Group’s alleged breach of contract action and filed a counterclaim against ABG Group and Minute Media, Inc. alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract and tortious interference with contract. On August 2, 2024, ABG Group filed an amended complaint which the Company responded to on August 22, 2024 and subsequently filed counterclaims against ABG Group and Sportority, Inc. d/b/a Minute Media. A settlement conference was held on December 4, 2024. On March 4, 2025, ABG Group filed a Second Amended Complaint adding allegations and additional claims against Mr. Bhargava. The allegations and claims asserted against the Company remained substantially the same as those in ABG Group’s original complaint filed April 1, 2024. See ABG Legal Matters in Note 18, Subsequent Events, for an additional update.

17. Segment Reporting

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

The Company’s CODM is the Chief Executive Officer. The Company’s CODM was newly appointed to this role in 2024 and began reviewing segment gross profit by vertical when evaluating performance and making resource allocation decisions rather than focusing on consolidated company net income, which resulted in a change to reportable segments. The prior period presented has been re-cast to reflect this change. Changes to the CODM in subsequent periods may result in a change to reportable segments. This segment profit measure is defined as segment revenue less segment cost of revenue, consisting of costs and expenses directly attributable to the segment. The Company now has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform. The Company’s reportable segments are organized in subject matter verticals that offer content on the respective topic.

Each of the reportable segments derives its revenue from digital advertising, digital subscriptions, performance marketing, publisher revenue, and licensing and publisher revenues as described above in Note 2.

The following tables summarize key financial information by segment:

	Three Months Ended March 31, 2025
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$9,716	$3,959	$5,164	$2,978
Digital subscriptions	-	1,649	-	22
Publisher Revenue	1,632	454	861	157
Performance Marketing	1,107	2,036	1,647	-
Other digital revenue	8	-	-	218
Total digital revenue	12,463	8,098	7,672	3,375
Print revenue	-	-	207	-
Total	12,463	8,098	7,879	3,375	$31,815

Less: (1)
External Cost of Content	1,972	85	127	1,911
Internal Cost of Content	1,996	2,250	2,381	8
Technology costs	958	537	508	351
Print, distribution and fulfillment costs	1	-	176	-
Other segment items	-	2	-	-
Segment gross profit	7,536	$5,224	$4,687	$1,105	18,552

Reconciliation of Segment Gross Profit to Net Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	360
Technology costs	1,247
Amortization of developed technology and platform development	1,276
Selling and marketing	2,134
General and administrative	5,283
Depreciation and amortization	890
Interest expense, net	3,004
Liquidated damages	75
Total unallocated costs	14,269
Net income before income taxes	$4,283

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended March 31, 2024
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$11,054	$3,401	$5,745	$2,548
Digital subscriptions	-	2,318	-	16
Publisher Revenue	1,057	340	465	241
Performance Marketing	294	202	176	-
Other digital revenue	550	8	9	244
Total digital revenue	12,955	6,269	6,395	3,049
Print revenue	273	-	-	-
Total	13,228	6,269	6,395	3,049	$28,941

Less: (1)
External Cost of Content	4,279	52	79	1,947
Internal Cost of Content	2,213	1,692	1,935	78
Technology costs	505	633	184	181
Print, distribution and fulfillment costs	150	-	94	-
Other segment items	26	-	2	-
Segment gross profit	$6,055	$3,892	$4,101	$843	14,891

Reconciliation of Segment Gross Profit to Net Loss Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	1,258
Technology costs	3,151
Amortization of developed technology and platform development	1,549
Selling and marketing	4,564
General and administrative	10,135
Depreciation and amortization	987
Interest expense, net	4,339
Loss on impairment of assets	1,198
Change in valuation of contingent consideration	313
Liquidated damages	76
Total unallocated costs	27,570
Net loss before income taxes	$(12,679)

(1)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

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

ABG Legal Matters

On April 29, 2025, the Company entered into a confidential settlement agreement resolving all outstanding legal matters with Authentic Brands Group, LLC et al, Sportority, Inc. d/b/a Minute Media, and Manoj Bhargava. Any adjustments will be reflected in the financial statements for the quarterly period ended June 30, 2025.

Resignation and Appointments

On April 28, 2025, each of Christopher Fowler, Laura Lee, Christopher Petzel, and Carlo Zola notified the Company that they would resign from the Company’s board of directors (the “Board”) and all committees thereof, effective as of April 28, 2025. The resignations of Mr. Fowler, Ms. Lee, Mr. Petzel and Mr. Zola are not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. In addition, on April 28, 2025, Lynn Petersmarck was appointed to the Board.

Acquisition of TravelHost

On May 12, 2025, the Company entered into a Membership Purchase Agreement to purchase 100% of membership interests of TravelHost LLC from Simplify, a related party, for a purchase price of $1,000. In addition to the acquisition of the membership interests, the acquisition also included an assignment of certain contracts from Bridge Media Networks, LLC, an affiliate of Simplify. The transaction was approved by the Audit Committee of the Board of Directors of the Company consisting solely of independent directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the SEC on April 15, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

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

Of the more than 150 Publisher Partners, a majority of them publish content which aligns with one of our four verticals (sports &leisure, finance, lifestyle and platform), and oversee an online community for their respective sites, leveraging our Platform, monetization operation, distribution channels and data and analytics offerings, and benefiting from our ability to engage the collective audiences within a single network. Generally, Publisher Partners are independently owned, strategic partners who receive a share of revenue from the interaction with their content. Audiences expand and advertising revenue may improve due to the scale we have achieved by combining all Publisher Partners into a single platform and a large and experienced sales organization. They also benefit from our membership marketing and management systems, which we believe will enhance their revenue.

Recent Developments

On May 12, 2025, we entered into a Membership Purchase Agreement to purchase 100% of membership interests of TravelHost LLC from Simplify, a related party, for a purchase price of $1.0 million. In addition to the acquisition of the membership interests, the acquisition also included an assignment of certain contracts from Bridge Media Networks, LLC, an affiliate of Simplify. The transaction was approved by the Audit Committee of the Board of Directors of the Company consisting solely of independent directors.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. Increases in inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and Israel and the responses thereto, and the impact of tariffs on print production costs and the overall market for advertising may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 and in this Quarterly Report.

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

We monitor and review our key operating metrics as we believe that these metrics are relevant for our industry and specifically to us and to understanding our business. Moreover, they form the basis for trends informing certain predictions related to our financial condition. Our key operating metrics focus primarily on our digital advertising revenue, which is our most significant revenue stream. As indicated in the Results of Operations section below, for the three months ended March 31, 2025, digital advertising revenue decreased by approximately 4%, as compared to the same period in fiscal 2024. Management monitors and reviews these metrics because such metrics are readily measurable in real time and can provide valuable insight into the performance of and trends related to our digital advertising revenue and our overall business. We consider only those key operating metrics described here to be material to our financial condition, results of operations and future prospects.

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

For the three months ended March 31, 2025 and 2024, our RPM was $22.21 and $18.56, respectively. The 20% increase in RPM reflects an increase in video advertising as a percentage of total digital advertising as digital video advertising is sold at a significantly higher price than digital display advertising. For the three months ended March 31, 2025 and 2024, our monthly average pageviews were 327,510,084 and 286,009,299 respectively. The 15% increase in monthly average pageviews is primarily driven by upside in traffic and audience.

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

For the three months ended March 31, 2025, we had net income from continuing operations of $3,997, and as of March 31, 2025, had cash on hand of $2,902 and a working capital deficit of $80,622. Management has evaluated our working capital deficit and historical losses to determine if the significance of those conditions or events would limit our ability to meet our obligations when due, including under the Simplify Loan and Term Debt (as defined in our accompanying condensed consolidated financial statement in Notes 8 and 9). In its evaluation, management determined that substantial doubt exists about our ability to continue as a going concern for a one-year period following the financial statement issuance date due our historical losses and working capital deficit.

Our financial results have improved in recent periods due to headcount and consulting spend reductions. In addition, we are planning to continue improving monthly financial performance through the reduction of costs and monthly cash requirements, maintain compliance with the terms of all outstanding debt agreements, and take actions to resolve current and potential future liabilities to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, such as resolving pending litigation. However, there can be no assurance that we will be able to execute these plans. If we are unable to execute these plans, it could lead to selling assets and further reducing costs and cash requirements.

Cash and Working Capital Facility

As of March 31, 2025, our principal sources of liquidity consisted of cash of $2,902 and accounts receivable from continuing operations, net of our allowance for credit losses, of $31,561. In addition, as of March 31, 2025, we had $42,849 available for additional use under our working capital loan with Simplify. As of March 31, 2025, the outstanding balance of the Simplify working capital loan was $7,151. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $2,869.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 4, Leases, Note 6, Liquidated Damages Payable, and Note 8, Simplify Loan and Note 9, Term Debt, in our accompanying condensed consolidated financial statements for amounts outstanding as of March 31, 2025, related to other material contractual obligations.

Discontinued Operations

In connection with our discontinued operations from the discontinuance of the Sports Illustrated media business, we recorded the termination fee liability of $45,000 and recognized a loss on impairment of assets of $39,391 for the three months ended March 31, 2024. As a result of this discontinuance, our total liabilities from the discontinued operations were $96,056 as of March 31, 2025.

Income (loss) from our discontinued operations, net of tax, was $23 and ($90,638) for the three months ended March 31, 2025 and 2024, respectively.

Further details are provided in our accompanying condensed consolidated financial statements in Note 2, Discontinued Operations, related to our discontinued operations and Note 18, Subsequent Events, regarding the settlement of an action filed by ABG Group against the Company and Manoj Bhargava on April 1, 2024.

Working Capital Deficit

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital deficit as of March 31, 2025 and December 31, 2024 was as follows:

	As of
	March 31, 2025	December 31, 2024
Current assets	$39,145	$40,234
Current liabilities	(119,767)	(122,256)
Working capital deficit	$(80,622)	$(82,022)

As of March 31, 2025, we had a working capital deficit of $80,622, as compared to $82,022 as of December 31, 2024, consisting of $39,145 in total current assets and $119,767 in total current liabilities. As of December 31, 2024, our working capital deficit consisted of $40,234 in total current assets and $122,256 in total current liabilities.

Our cash flows for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Net cash provided by/used in operating activities	$3,662	$(1,965)
Net cash used in investing activities	(1,618)	(713)
Net cash used in financing activities	(3,504)	(2,603)
Net decrease in cash and cash equivalents	$(1,460)	$(5,281)
Cash and cash equivalents, end of period	$2,902	$4,003

For the three months ended March 31, 2025, net cash provided by operating activities was $3,662, consisting primarily of $30,272 of cash received from customers, offset by $23,637 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $2,973 of cash paid for interest. For the three months ended March 31, 2024, net cash used in operating activities was $1,965, consisting primarily of $57,633 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $964 of cash paid for interest, offset by $56,632 of cash received from customers.

For the three months ended March 31, 2025, net cash used in investing activities consisted of $1,618 for capitalized costs for our Platform. For the three months ended March 31, 2024, net cash used in investing activities was $713 consisting of capitalized costs for our Platform.

For the three months ended March 31, 2025, net cash used in financing activities was $3,504, consisting of (i) $4 for tax payments relating to the withholding of shares of common stock for certain employees, and (ii) $3,500 for repayments of the Simplify Loan. For the three months ended March 31, 2024, net cash used in financing activities was $2,603, consisting of (i) $2,263 for the payment of the Fexy put option, (ii) $19,609 from repayment of our line of credit with SLR Digital Finance LLC (“SLR”) and (iii) $479 for tax payments relating to the withholding of shares of common stock for certain employees, less (iv) $12,000 in net proceeds from the common stock private placement, and (v) $7,748 in net proceeds from our working capital loan with Simplify.

Results of Continuing Operations

Three Months Ended March 31, 2025 and 2024

	Three Months March 31,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$31,815	$28,941	$2,874	9.9%
Cost of revenue	16,146	20,008	(3,862)	-19.3%
Gross profit	15,669	8,933	6,736	75.4%
Operating expenses
Selling and marketing	2,134	4,564	(2,430)	-53.2%
General and administrative	5,283	10,135	(4,852)	-47.9%
Depreciation and amortization	890	987	(97)	-9.8%
Loss on disposition of assets	-	1,198	(1,198)	-100.0%
Total operating expenses	8,307	16,884	(8,577)	-50.8%
Income (loss) from operations	7,362	(7,951)	15,313	-192.6%
Total other expenses	(3,079)	(4,728)	1,649	-34.9%
Income (loss) before income taxes	4,283	(12,679)	16,962	-133.8%
Income taxes	(286)	(41)	(245)	-597.6%
Net income (loss) from continuing operations	3,997	(12,720)	16,717	-131.4%
Net income (loss) from discontinued operations, net of tax	23	(90,638)	90,661	-100.0%
Net income (loss)	$4,020	$(103,358)	$107,378	-103.9%

For the three months ended March 31, 2025, the net income from continuing operations improved $16,717 to $3,997, as compared to our prior period net loss of $12,720. This improvement was primarily due to a $8,577 decrease in operating expenses as a result of headcount and consulting spend reductions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended March 31,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$31,815	$28,941	$2,874	9.9%
Cost of revenue	16,146	20,008	(3,862)	-19.3%
Gross profit	$15,669	$8,933	$6,736	75.4%

For the three months ended March 31, 2025, we had gross profit of $15,669, as compared to $8,933 for the three months ended March 31, 2024, an increase of $6,736. Gross profit percentage for the three months ended March 31, 2025 was 49.3%, as compared to 30.9% for the three months ended March 31, 2024.

The increase in gross profit percentage was driven by a higher mix of revenue from video advertising as a percentage of total digital advertising, as digital video advertising is sold at a significantly higher price than digital display advertising in combination with headcount and consulting spend reductions.

The following table sets forth revenue by category:

	Three Months Ended March 31,		2025 versus 2024
	2025	2024	$ Change	% Change
Digital revenue:
Digital advertising	$21,817	$22,748	$(931)	-4.1%
Digital subscriptions	1,671	2,334	(663)	-28.4%
Publisher revenue	3,104	2,103	1,001	47.6%
Performance Marketing	4,790	672	4,118	612.8%
Other digital revenue	226	811	(585)	-72.1%
Total digital revenue	31,608	28,668	2,940	10.3%
Print revenue	207	273	(66)	-24.2%
Total revenue	$31,815	$28,941	$2,874	9.9%

For the three months ended March 31, 2025, total revenue increased $2,874, or a 9.9% increase, to $31,815 from $28,941 for the three months ended March 31, 2024.

There was a 10.3% increase in digital revenue from $28,668 for the three months ended March 31, 2024 to $31,608 for the three months ended March 31, 2025. The primary drivers of the increase include an increase in performance marketing revenue of $4,118 due to growth of our affiliate partner network and expansion of the performance marketing model across our portfolio and an increase in publisher revenue of $1,001. These increases were partially offset by a $931 decrease in our digital advertising revenue driven primarily by the cessation of publishing of FanNation sites in early 2024, a decrease in our digital subscriptions of $663 due to a decline in subscribers, and a decrease in other digital revenue of $585. The reflected decrease in print revenue of $66 was due primarily to the shutdown of the Athlon Outdoor print operations.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended March 31,		2025 versus 2024
	2025	2024	$ Change	% Change
External cost of content	$4,095	$6,357	$(2,262)	-35.6%
Internal cost of content	6,995	7,176	(181)	-2.5%
Technology costs	3,601	4,654	(1,053)	-22.6%
Printing, distribution and fulfillment costs	177	244	(67)	-27.5%
Amortization of developed technology and platform development	1,276	1,549	(273)	-17.6%
Other	2	28	(26)	-92.9%
Total cost of revenue	$16,146	$20,008	$(3,862)	-19.3%

For the three months ended March 31, 2025, we recognized cost of revenue of $16,146 as compared to $20,008 for the three months ended March 31, 2024, representing a decrease of $3,862. Cost of revenue for the three months ended March 31, 2025 was impacted by decreases in printing, distribution and fulfillment costs of $67 due to the shutdown of Athlon Outdoor print operations, amortization of developed technology and platform development costs of $273, technology costs of $1,053, internal cost of content of $181, and external cost of content of $2,262 driven by the cessation of publishing of FanNation sites in early 2024, and a decrease in other costs of revenue of $26.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended March 31,
	2025	2024
Selling and marketing	$2,134	$4,564
Selling and marketing as a percentage of revenues	7%	16%

For the three months ended March 31, 2025, we incurred selling and marketing costs of $2,134 as compared to $4,564 for the three months ended March 31, 2024. The decrease in selling and marketing costs of $2,430 is primarily related to decreases in payroll and employee benefits costs of $1,991 due to a reduction in direct sales workforce. In addition, there were decreases in advertising costs of $283, circulation costs of $47, stock-based compensation of $83, and other selling and marketing expenses of $234, partially offset by an increase in professional marketing services of $208.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended March 31,
	2025	2024
General and administrative	$5,283	$10,135
General and administrative as a percentage of revenues	17%	35%

For the three months ended March 31, 2025, we incurred general and administrative costs of $5,283 as compared to $10,135 for the three months ended March 31, 2024. The $4,852 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $332, and payroll and related expenses of $2,950 as a result of headcount and consulting spend reductions, professional services, including accounting, legal and insurance of $840, and other general and administrative expenses of $730.

Segment Revenue

We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.

The following table sets forth revenue by segment:

	Three Months Ended March 31,
	2025	2024
Segment revenue:
Sports & Leisure	$12,463	$13,228
Finance	8,098	6,269
Lifestyle	7,879	6,395
Platform	3,375	3,049
Total revenue	$31,815	$28,941

Sports & Leisure – decrease of $765 is due to the cessation of publishing of FanNation sites in early 2024 and the shutdown of Athlon Outdoor print operations partially offset by the growth of Athlon Sports.

Finance – increase of $1,829 is primarily driven by an increase in performance marketing revenues partially offset by a decrease in digital subscription revenues.

Lifestyle – increase of $1,484 is driven primarily by an increase in performance marketing revenues.

Platform – increase of $326 is driven by an increase in digital advertising and other revenues.

Segment Gross Profit

The following table sets forth segment gross profit:

	Three Months Ended March 31,
	2025	2024
Gross profit:
Sports and leisure	$7,536	$6,055
Finance	5,224	3,892
Lifestyle	4,687	4,101
Platform	1,105	843
Segment gross profit	$18,552	$14,891

Sports & Leisure – increase of $1,481 is due to the cessation of publishing of FanNation sites in early 2024 and the shutdown of Athlon Outdoor print operations partially offset by the growth of Athlon Sports.

Finance – increase of $1,332 is primarily driven by an increase in performance marketing revenues which require less content & editorial spending than other revenue streams.

Lifestyle – increase of $586 is driven primarily by an increase in performance marketing revenues which require less content & editorial spending than other revenue streams.

Platform – increase of $262 is driven by an increase in digital advertising and other revenues with controlled cost.

The following table reconciles segment gross profit to gross profit:

	Three Months Ended March 31,
	2025	2024
Segment gross profit	$18,552	$14,891
Centralized activities:
Internal cost of content	(360)	(1,258)
Technology costs	(1,247)	(3,151)
Amortization of developed technology and platform development	(1,276)	(1,549)
Gross profit	$15,669	$8,933

Other Expenses

The following table sets forth other expenses:

	Three Months Ended March 31,		2025 versus 2024
	2025	2024	$ Change	% Change
Change in fair value of contingent consideration	$-	$(313)	$313	-100.0%
Interest expense, net	(3,004)	(4,339)	1,335	-30.8%
Liquidated damages	(75)	(76)	1	-1.3%
Total other expenses	$(3,079)	$(4,728)	$1,649	-34.9%

Change in Fair Value of Contingent Consideration – The change in fair value of contingent consideration for the three months ended March 31, 2024 of $313, represents the change in fair value of the put option on our common stock in connection with the acquisition of Fexy, where in connection with the acquisition we issued 274,692 shares of our common stock that was subject to a put option under certain conditions (as further described in Note 7, Fair Value, in our accompanying condensed consolidated financial statements).

Interest Expense – We incurred interest expense, net of $3,004 for the three months ended March 31, 2025, as compared to $4,339 for three months ended March 31, 2024. The decrease in interest expense of $1,335 was primarily from lower amortization of debt costs and lower interest charges on the line of credit.

Liquidated Damages – We recorded liquidated damages of $75 for the three months ended March 31, 2025, as compared to $76 for the three months ended March 31, 2024, representing a decrease in accrued interest.

Income Taxes – We recorded a provision for income taxes of $286 for the three months ended March 31, 2025, as compared to $41 for the three months ended March 31, 2024. The increase in our provision for income tax of $245 was primarily related to our expected annual effective tax rate increase as a result of improved operating results.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$4,020	$(103,358)
Gain (loss) from discontinued operations, net of tax	(23)	90,638
Income (loss) from continuing operations	3,997	(12,720)
Add (deduct):
Interest expense, net (1)	3,004	4,339
Income tax provision (benefit)	286	41
Depreciation and amortization (2)	2,166	2,536
Stock-based compensation (3)	182	913
Change in fair value of contingent consideration (4)	-	313
Liquidated damages (5)	75	76
Loss on impairment of assets (6)	-	1,198
Employee restructuring expenses (7)	-	2,456
Adjusted EBITDA	$9,710	$(848)

(1)	Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $31 and $536 for amortization of debt discounts for the three months ended March 31, 2025 and 2024, respectively, as presented in our condensed consolidated statements of cash flows, which are noncash items. Investors should note that interest expense will recur in future periods.
(2)	Depreciation and amortization related to our developed technology and Platform is included within cost of revenues of $1,276 and $1,549 for the three months ended March 31, 2025 and 2024, respectively, and depreciation and amortization is included within operating expenses of $890 and $987 for the three months ended March 31, 2025 and 2024, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)	Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.
(4)	Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the Fexy Studios acquisition.
(5)	Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(6)	Loss on impairment of assets represents certain assets that are no longer useful.
(7)	Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments for the three months ended March 31, 2025 and 2024, respectively.

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

Except as described in Note 1, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 15, 2025.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Material Weaknesses in Internal Control over Financial Reporting and Remediation Plan

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on April 15, 2025, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 because we did not adequately identify and assess certain risks of material misstatement in a timely manner as we did not have the properly trained resources in place to perform the risk assessment and then implement and execute appropriate controls.

We identified the following material weaknesses:

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

These material weaknesses have not been remediated as of the date of filing of this Quarterly Report. We intend to undertake the following remedial measures to address these material weaknesses and will continue to evaluate and adjust remediation actions as needed to ensure the remedial measures remain appropriate and are sustainable:

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

We believe that, notwithstanding the material weaknesses mentioned above, the unaudited condensed consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, the condensed consolidated balance sheets, statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows of the Company and its subsidiaries in conformity with U.S. generally accepted accounting principles as of the dates and for the periods stated therein.

Changes in Internal Control over Financial Reporting

Except as described above under “Material Weakness in Internal Control over Financial Reporting and Remediation Plan,” there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to claims and litigation arising in the ordinary course of business. Except as described in Note 16, Commitments and Contingencies and Note 18, Subsequent Events of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and operating results, many of which are beyond our control. The risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations. All dollar figures presented below are in thousands unless otherwise stated.

Our financial condition raises substantial doubt about our ability to continue as a “going concern” through one year from the date of the issuance of the financial statements contained herein if we are unable to rectify the recurrence of our net losses and reduce our working deficit.

For the three months ended March 31, 2025, we had net income from continuing operations of $3,997, and as of March 31, 2025, had cash on hand of $2,902 and a working capital deficit of $80,622. Management has evaluated our net income from continuing operations and working capital deficit to determine if the significance of those conditions or events would limit our ability to meet our obligations when due, including under the Simplify Loan and Term Debt. In its evaluation, management determined that substantial doubt exists about our ability to continue as a going concern for a one-year period following the financial statement issuance date due to the historical recurring losses from continuing operations and working capital deficit.

Our financial results have improved in recent periods due to headcount and consulting spend reductions. In addition, we plan to continue improving monthly financial performance through the reduction of costs and monthly cash requirements, maintain compliance with the terms of all outstanding debt agreements, and take actions to resolve current and potential future liabilities to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, such as resolving pending litigation. However, there can be no assurance that we will be able to execute these plans. If we are unable to execute these plans, it could lead to selling assets and further reducing costs and cash requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger, dated as of March 13, 2018, by and among the Company, HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018.
2.2	Amendment to Agreement and Plan of Merger, dated as of April 25, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.2 to our Annual Report on Form 10-K filed on January 8, 2021.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of June 1, 2018, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 4, 2018.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of May 31, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of December 15, 2020, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2020.
2.6	Amended and Restated Asset Purchase Agreement, dated as of August 4, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2018.
2.7	Amendment to Amended and Restated Asset Purchase Agreement, dated as of August 24, 2018, by and among the Company, Maven Coalition, Inc., and Say Media, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 29, 2018.
2.8	Agreement and Plan of Merger, dated as of October 12, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2018.
2.9	Amendment to Agreement and Plan of Merger, dated as of October 17, 2018, by and among the Company, SM Acquisition Co., Inc., Say Media, Inc., and Matt Sanchez as the Securityholder Representative, which was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 17, 2018.
2.10	Agreement and Plan of Merger, dated as of June 11, 2019, by and among the Company, TST Acquisition Co., Inc., and TheStreet, Inc., which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2019.
2.11	Asset Purchase Agreement, dated December 7, 2022, by and among The Arena Media Brands, LLC, Weider Publications, LLC and A360 Media, LLC, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 20, 2022.
2.12	Business Combination Agreement, dated as of November 5, 2023, among The Arena Group Holdings, Inc., Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 7, 2023.
2.13	Amendment No. 1 to Business Combination Agreement, dated December 1, 2023, by and between the Company, Simplify Inventions, LLC, Bridge Media Networks, LLC, New Arena Holdco, Inc., Energy Merger Sub I, LLC and Energy Merger Sub II, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2023.
2.14	Second Amendment to the Business Combination Agreement dated November 5, 2023, among the Company, Simplify Inventions, LLC, a Delaware limited liability company, Bridge Media Networks, LLC, a Michigan limited liability company and a wholly owned subsidiary of Simplify, New Arena Holdco, Inc., a Delaware corporation and a wholly owned subsidiary of Arena, Energy Merger Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of Newco, and Energy Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Newco, dated July 12, 2024, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2024.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 13, 2021.
3.2	Third Amended and Restated Bylaws, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed on January 17, 2025.
3.3	Certificate of Elimination of Series F Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2021.
3.4	Certificate of Elimination of Series I Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed September 13, 2021.
3.5	Certificate of Elimination of Series J Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.3 to our Current Report on Form 8-K filed September 13, 2021.
3.6	Certificate of Elimination of Series K Convertible Preferred Stock as filed with the Delaware Secretary of State on September 7, 2021, which was filed as Exhibit 3.4 to our Current Report on Form 8-K filed September 13, 2021.
3.7	Certificate of Amendment as filed with the Delaware Secretary of State on January 20, 2022, which was filed Exhibit 3.1 to our Current Report on Form 8-K filed January 26, 2022.
3.8	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 26, 2022, which was filed as Exhibit 3.2 to our Current Report on Form 8-K filed January 26, 2022.
3.9	Certificate of Correction of the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on February 3, 2022, which was filed as Exhibit 3.1 to our Current Report on Form 8-K filed February 9, 2022.
3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzathree Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.1	Employment Agreement with Paul Edmondson, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2025.
31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

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

The Arena Group Holdings, Inc.

Date: May 15, 2025	By:	/s/ PAUL EDMONDSON
Paul Edmondson Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer

