Form 10-Q
period 2025-06-30
Arena Group Holdings, Inc.
filed 2025-08-14
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒
As of August 14, 2025, the Registrant had 47,465,749 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands of dollars, except for share data)

	As of
	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,771	$4,362
Accounts receivables, net	40,077	31,115
Prepayments and other current assets	4,565	4,757
Total current assets	51,413	40,234
Property and equipment, net	76	148
Operating lease right-of-use assets	2,183	2,340
Platform development, net	9,300	8,115
Acquired and other intangible assets, net	22,090	22,789
Other long term assets	144	151
Goodwill	42,575	42,575
Total assets	$127,781	$116,352
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$3,366	$4,844
Accrued expenses and other	15,906	10,990
Unearned revenue	4,793	6,349
Subscription refund liability	765	430
Operating lease liability, current portion	—	254
Liquidated damages payable	3,381	3,230
Current liabilities from discontinued operations	—	96,159
Total current liabilities	28,211	122,256
Unearned revenue, net of current portion	367	403
Operating lease liability, net of current portion	2,342	1,964
Deferred tax liabilities	871	802
Simplify loan	2,651	10,651
Term debt	110,499	110,436
Total liabilities	144,941	246,512
Commitments and contingencies (Note 18)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at June 30, 2025 and December 31, 2024	168	168
Total mezzanine equity	168	168
Stockholders' deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 47,564,607 and 47,556,267 shares at June 30, 2025 and December 31, 2024, respectively	475	475
Additional paid-in capital	348,901	348,560
Accumulated deficit	(366,704)	(479,363)
Total stockholders’ deficiency	(17,328)	(130,328)
Total liabilities, mezzanine equity and stockholders’ deficiency	$127,781	$116,352
See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands of dollars, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$45,012	$27,183	$76,827	$56,124
Cost of revenue (includes amortization of platform development and developed technology for the three months ended June 30, 2025 and 2024 of $1,108 and $1,507, respectively, and for the six months ended June 30, 2025 and 2024 of $2,384 and $3,056, respectively)	19,577	16,465	35,723	36,473
Gross profit	25,435	10,718	41,104	19,651
Operating expenses
Selling and marketing	1,942	3,751	4,076	8,315
General and administrative	6,200	8,632	11,483	18,767
Depreciation and amortization	881	913	1,771	1,900
Loss on impairment of assets	—	—	—	1,198
Total operating expenses	9,023	13,296	17,330	30,180
Income (loss) from operations	16,412	(2,578)	23,774	(10,529)
Other (expense) income
Change in valuation of contingent consideration	—	—	—	(313)
Interest expense, net	(2,945)	(4,249)	(5,949)	(8,588)
Liquidated damages	(76)	(76)	(151)	(152)
Total other expense	(3,021)	(4,325)	(6,100)	(9,053)
Income (loss) before income taxes	13,391	(6,903)	17,674	(19,582)
Income tax provision	(979)	(35)	(1,265)	(76)
Income (loss) from continuing operations	12,412	(6,938)	16,409	(19,658)
Income (loss) from discontinued operations, net of tax	96,227	(1,249)	96,250	(91,887)
Net income (loss)	$108,639	$(8,187)	$112,659	$(111,545)
Basic net income (loss) per common share (Note 1)
Continuing operations	0.26	(0.24)	0.35	(0.70)
Discontinued operations	2.03	(0.04)	2.03	(3.27)
Basic net income (loss) per common share	$2.29	$(0.28)	$2.38	$(3.97)
Diluted net income (loss) per common share (Note 1)
Continuing operations	0.26	(0.24)	0.35	(0.70)
Discontinued operations	2.02	(0.04)	2.03	(3.27)
Diluted net income (loss) per common share	$2.28	$(0.28)	$2.38	$(3.97)
Weighted average number of common shares outstanding (Note 1)
Basic	47,398,767	29,399,365	47,397,193	28,110,331
Diluted	47,635,146	29,399,365	47,503,269	28,110,331
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three and Six Months Ended June 30, 2025

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at April 1, 2025	47,560,952	$475	2,701	$—	$348,752	$(475,343)	$(126,116)
Issuance of common stock for restricted stock units	4,999	—	—	—	—	—	—
Common stock withheld for taxes	(2,061)	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options	717						—
Stock-based compensation	—	—	—	—	161	—	161
Net income	—	—	—	—	—	108,639	108,639
Balance at June 30, 2025	47,564,607	$475	2,701	$—	$348,901	$(366,704)	$(17,328)

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 1, 2025	47,556,267	$475	2,701	$—	$348,560	$(479,363)	$(130,328)
Issuance of common stock for restricted stock units	12,498	—	—	—	—	—	—
Common stock withheld for taxes	(4,875)	—	—	—	(16)	—	(16)
Issuance of common stock upon exercise of stock options	717						—
Stock-based compensation	—	—	—	—	357	—	357
Net income	—	—	—	—	—	112,659	112,659
Balance at June 30, 2025	47,564,607	$475	2,701	$—	$348,901	$(366,704)	$(17,328)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three and Six Months Ended June 30, 2024

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at April 1, 2024	29,513,563	$294	2,701	$—	$332,165	$(482,011)	$(149,552)
Issuance of common stock for restricted stock units	68,975	1	—	—	(1)	—	—
Common stock withheld for taxes	(8,606)	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	—	545	—	545
Net loss	—	—	—	—	—	(8,187)	(8,187)
Balance at June 30, 2024	29,573,932	$295	$2,701	$—	$332,702	$(490,198)	$(157,201)

							Total Stockholders' Deficiency
	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit
Balance at January 1, 2024	23,836,706	$237	2,701	$—	$319,421	$(378,653)	$(58,995)
Issuance of common stock in connection with settlement of Series H convertible preferred stock	5,555,555	56	—	—	11,944	—	12,000
Issuance of common stock for restricted stock units	747,140	8	—	—	(8)	—	—
Common stock withheld for taxes	(290,777)	(3)	—	—	(483)	—	(486)
Repurchase of common stock for Fexy put option	(274,692)	(3)	—	—	(376)	—	(379)
Stock-based compensation	—	—	—	—	2,204	—	2,204
Net loss	—	—	—	—	—	(111,545)	(111,545)
Balance at June 30, 2024	29,573,932	$295	2,701	$—	$332,702	$(490,198)	$(157,201)
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$112,659	$(111,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	—	—
Depreciation of property and equipment	72	130
Amortization of platform development and intangible assets	4,083	7,227
Amortization of debt costs	63	596
Noncash and accrued interest	—	5,959
Loss on impairment of assets	—	40,589
Change in fair value of contingent consideration	—	313
Liquidated damages	151	152
Stock-based compensation	333	1,976
Deferred income taxes	69	62
Bad debt expense	219	672
Other	—	(21)
Change in operating assets and liabilities:
Accounts receivable	(9,181)	20,458
Subscription acquisition costs	—	6,131
Prepayments and other current assets	192	1,043
Other long-term assets	7	230
Accounts payable	(3,261)	(3,645)
Accrued expenses and other	(45,353)	41,155
Unearned revenue	(46,276)	(14,304)
Subscription refund liability	(88)	105
Operating lease liability	281	(524)
Contingent consideration	—	(1,683)
Other long-term liabilities	—	(237)
Net cash provided by (used in) operating activities	13,970	(5,161)
Cash flows from investing activities
Purchases of property and equipment	—	(27)
Capitalized platform development	(3,545)	(1,485)
Net cash used in investing activities	(3,545)	(1,512)
Cash flows from financing activities
Payment of Fexy put option	—	(561)
Repayments under line of credit	—	(20,027)
Proceeds from common stock private placement	—	12,000
Proceeds from Simplify loan	—	12,748
Repayment of Simplify loan	(8,000)	—
Payments of deferred cash payment	—	(200)
Payments of taxes from common stock withheld	(16)	(486)
Net cash (used in) provided by financing activities	(8,016)	3,474
Net change in cash and cash equivalents	2,409	(3,199)
Cash and cash equivalents — beginning of year	4,362	9,284
Cash and cash equivalents — end of period	$6,771	$6,085
Supplemental disclosures of cash flow information
Cash paid for interest	$5,886	$2,033
Cash paid for income taxes	—	85
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$24	$228
Purchase of intangible asset with accrued expenses and other	1,000	—
Repurchase of common stock for Fexy put option	—	379
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
The condensed consolidated financial statements as of June 30, 2025 and 2024, and for the three and six months ended June 30, 2025 and 2024, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Segment Reporting

The Company operates within the media industry, providing digital content across four primary verticals (as further described in Note 19) through its publishing platform. The Company leverages its publishing platform to build content verticals powered by anchor brands. The Company’s strategy is to focus on key subject matter verticals where audiences are passionate about a topic category where it can leverage the strength of its core brands to grow its audience and monetize editorially focused online content through various display and video advertisements that are viewed by internet users of the content. The Company has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform. The Company’s reportable segments are organized in subject matter verticals that offer content on the respective topic.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates performance and allocates resources for all of the Company's reportable segments based on segment gross profit. This segment profit measure is defined as segment revenue less segment cost of revenue, consisting of those costs and expenses directly attributable to the segment. The segment profit measure is used by the CODM to assess the performance of each segment by comparing the results of each segment with one another (see Note 19).

Going Concern Assessment
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

For the three months and six months ended June 30, 2025 the Company reported income from continuing operations of $12,412, and $16,409, respectively. As of June 30, 2025, the Company had cash on hand of $6,771.

In prior periods, the Company disclosed that substantial doubt existed regarding its ability to continue as a going concern due to recurring losses, a working capital deficit, and limited liquidity. The Company continues to improve financial performance through revenue growth and reduction of costs and monthly cash requirements, and to maintain compliance with the terms of all outstanding debt agreements, and has taken actions to resolve current and potential future liabilities, such as resolving pending litigation. The Company posted consecutive profitable quarters in the third and fourth quarters of 2024 and the first and second quarters of 2025. The previously disclosed working capital deficit existed due to the Company’s classification of its outstanding debt as a current liability and the accrual of several liabilities from discontinued operations. These conditions no longer exist.

As a result of these developments, management has concluded that the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern no longer exist. Accordingly, management has determined that there is no longer substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements are issued.

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

Recently Issued Accounting Standards Updates

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

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to the Company’s stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$12,412	$(6,938)	$16,409	$(19,658)
Income (loss) from discontinued operations, net of tax	96,227	(1,249)	96,250	(91,887)
Net income (loss)	$108,639	$(8,187)	$112,659	$(111,545)

Denominator:
Weighted average number of shares of common stock outstanding - basic (1)	47,398,767	29,399,365	47,397,193	28,110,331
Add: effect of dilutive Series G convertible preferred stock (2)	8,582	—	8,582	—
Add: effect of dilutive restricted stock units (2)	427	—	—	—
Add: effect of dilutive common stock options (2)	227,370	—	97,494	—
Weighted average number of common shares outstanding – dilutive	47,635,146	29,399,365	47,503,269	28,110,331

Income (loss) from continuing operations	$0.26	$(0.24)	$0.35	$(0.70)
Income (loss) from discontinued operations	2.03	(0.04)	2.03	(3.27)
Basic net income (loss) per common share	$2.29	$(0.28)	$2.38	$(3.97)

Income (loss) from continuing operations	$0.26	$(0.24)	$0.35	$(0.70)
Income (loss) from discontinued operations	2.02	(0.04)	2.03	(3.27)
Dilutive net income (loss) per common share	$2.28	$(0.28)	$2.38	$(3.97)
(1)    Includes: restricted stock awards only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; restricted stock units only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; and contingently issuable shares only when there are no circumstances under which those shares would not be issued.

(2)     There was no dilutive effect from the Series G convertible preferred stock, restricted stock units, or common stock options for the three and six months ended June 30, 2024 due to the net loss in the periods.
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

	Three Months Ended June 30,		Six Months Ended June 30
	2025	2024	2025	2024
Series G convertible preferred stock	—	8,582	—	8,582
Financing Warrants	39,774	39,774	39,774	39,774
ABG Warrants	—	999,540	—	999,540
AllHipHop Warrants	5,682	5,682	5,682	5,682
Publisher Partner Warrants	9,800	9,800	9,800	9,800
Restricted stock units	36,575	194,212	37,002	194,212
Common stock options	2,931,149	3,840,700	3,061,025	3,840,700
Anti-dilutive securities, excluded	3,022,980	5,098,290	3,153,283	5,098,290

2. Discontinued Operations
On March 18, 2024, the Company discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. The last date of any obligation of the Company to perform under the Licensing Agreement was March 18, 2024. In connection with the termination, certain ABG Warrants vested (further described in Note 14).

On April 29, 2025, the ABG Group Legal Matters (as further described in Note 18) were resolved through a confidential settlement with outstanding liabilities being released by all sides. In connection with the settlement, all ABG Warrants were forfeited.

The table below sets forth the income (loss) from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue (1)	$45,107	$404	$45,107	$22,252
Cost of revenue (2)	(1,344)	865	(1,367)	14,846
Gross profit (loss)	46,451	(461)	46,474	7,406
Operating expenses:
Selling and marketing (2)	(805)	499	(805)	12,002
General and administrative (3)	(48,971)	301	(48,971)	45,493
Depreciation and amortization	—	—	—	2,401
Loss on impairment of assets (4)	—	—	—	39,391
Total operating expenses (income)	(49,776)	800	(49,776)	99,287
Income (loss) from discontinued operations	96,227	(1,261)	96,250	(91,881)
Income tax provision	—	12	—	(6)
Net income (loss) from discontinued operations	$96,227	$(1,249)	$96,250	$(91,887)
(1)    Revenue for the three and six months ended June 30, 2025 include the derecognition of SI related subscription liabilities of $45,107 for which the Company has no remaining obligations.

(2)    Cost of revenue and selling and marking expenses for the three and six months ended June 30, 2025, include adjustments to previously reported accounts payable that were settled for a reduced amount.
(3) General and administrative expenses for the three and six months ended June 30, 2025, include a reversal of SI business related liabilities, including a $45,000 termination fee liability (recorded in the six months ended June 30, 2024), a $3,750 royalty fee liability and $221 of previously reported accounts payable that was settled for a reduced amount.
(4)     Loss on impairment of assets for the six months ended June 30, 2024 of $39,391, includes $8,601 for the impairment of intangible assets and $30,790 for the impairment of subscription acquisition costs.
The table below sets forth the major classes of liabilities of the discontinued operations:

	As of
	June 30, 2025	December 31, 2024
Liabilities
Accounts payable	$—	$1,783
Accrued expenses and other	—	519
Subscription refund liability	—	423
Royalty fee liability (1)	—	3,750
Termination fee liability (1)	—	45,000
Subscription liability	—	44,684
Current/total liabilities from discontinued operations	$—	$96,159
(1)     Further details related to the royalty fee liability of $3,750 and termination fee liability of $45,000 are described under the heading ABG Group Legal Matters in Note 18.
The table below sets forth the cash flows of the discontinued operations:

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities from discontinued operations
Net income (loss) from discontinued operations	$96,250	$(91,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	—	2,401
Loss on impairment of assets	—	39,391
Stock-based compensation	—	564
Change in operating assets and liabilities:
Accounts receivable, net	—	12,121
Subscription acquisition costs	—	6,131
Prepayments and other current assets	—	807
Accounts payable	(1,783)	2,931
Accrued expenses and other	(519)	(203)
Subscription refund liability	(423)	20
Subscription liability	(44,684)	(8,042)
Royalty fee liability	(3,750)	—
Termination fee liability	(45,000)	45,000
Net cash provided by operating activities from discontinued operations	$91	$9,234

Further details regarding legal matters in connection with the discontinued operations are provided under the heading ABG Group Legal Matters in Note 18.

3. Acquisitions and Dispositions
The Company uses the acquisition method of accounting, which is based on ASC 805, Business Combinations (ASC 805), and uses the fair value concept which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.
On May 12, 2025, the Company entered into a Membership Purchase Agreement to purchase 100% of the membership interests of TravelHost LLC from Simplify Inventions LLC ("Simplify") for a purchase price of $1,000. In addition to the acquisition of the membership interests, the acquisition also included an assignment of certain contracts from Bridge Media Networks, LLC, an affiliate of Simplify. The Company accounted for the transaction as an asset purchase as the acquisition did not meet the definition of a business under ASC 805, Business Combinations. The full purchase price was allocated to the intangible asset brand names.
4. Balance Sheet Components
The components of certain balance sheet amounts are as follows:
Accounts Receivable and Allowance for Credit Losses – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of June 30, 2025 and December 31, 2024 of $40,077 and $31,115, respectively, are presented net of allowance for credit losses.
The following table summarizes the allowance for credit losses activity:

	Six Months ended June 30, 2025	Year Ended December 31, 2024
Allowance for credit losses - beginning of year	$1,458	$374
Additions	219	1,934
Deductions - write-off	(17)	(850)
Allowance for credit losses - end of period	$1,660	$1,458
Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	June 30, 2025	December 31, 2024
Prepaid expense	$1,861	$2,078
Prepaid supplies	117	62
Refundable income and franchise taxes	119	149
Employee retention credits	2,468	2,468
	$4,565	$4,757
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. As of June 30, 2025 and December 31, 2024, the Company has a receivable balance of $2,468 as presented in the above table.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	June 30, 2025	December 31, 2024
Office equipment and computers	$1,777	$1,777
Leasehold Improvements	54	54
Furniture and fixtures	133	133
	1,964	1,964
Less accumulated depreciation and amortization	(1,888)	(1,816)
Net property and equipment	$76	$148
Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $31 and $63, respectively. Depreciation and amortization expense for the six months ended June 30, 2025 and 2024 was $72 and $130, respectively. No impairment charges for the three or six months ended June 30, 2025 and 2024 were incurred.
Platform Development – Platform development costs are summarized as follows:

	As of
	June 30, 2025	December 31, 2024
Platform development	$35,003	$31,434
Less accumulated amortization	(25,703)	(23,319)
Net platform development	$9,300	$8,115
A summary of platform development activity for the six months ended June 30, 2025 is as follows:

Platform development beginning of period	$31,434
Capitalized costs	3,545
Less dispositions	—
Total capitalized costs	34,979
Stock-based compensation	24
Impairments	—
Platform development end of period	$35,003
Amortization expense for platform development for the three months ended June 30, 2025 and 2024 was $1,108 and $1,507, respectively. Amortization expense for platform development for the six months ended June 30, 2025 and 2024 was $2,384 and $3,056, respectively. Amortization expense for platform development is included in cost of revenue on the consolidated statements of operations and comprehensive loss. No impairment charges for platform development for the three or six months ended June 30, 2025 and 2024 were recorded on the consolidated statements of operations and comprehensive loss.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of June 30, 2025			As of December 31, 2024

	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(17,333)	$—	$17,333	$(17,333)	$—
Trade name	5,181	(1,926)	3,255	5,181	(1,799)	3,382
Brand name	13,115	(4,433)	8,682	12,115	(3,729)	8,386
Subscriber relationships	2,150	(1,507)	643	2,150	(1,379)	771
Advertiser relationships	14,519	(5,009)	9,510	14,519	(4,269)	10,250
Database	1,140	(1,140)	—	1,140	(1,140)	—
Digital content	355	(355)	—	355	(355)	—
Total intangible assets	$53,793	$(31,703)	$22,090	$52,793	$(30,004)	$22,789
Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for both the three months ended June 30, 2025 and 2024 was $850, and is included in cost of revenue on the condensed consolidated statements of operations and comprehensive loss. Amortization expense for the six months ended June 30, 2025 and 2024 was $1,699 and $1,770, respectively, and is included in cost of revenue on the condensed consolidated statements of operations and comprehensive loss.
No impairment charges from continuing operations for the three months ended June 30, 2025 and 2024 was recorded for intangible assets. Impairment charges for the six months ended June 30, 2024 of $1,198 was recorded as a result of the disposition of Fexy Studios intangible assets, including the advertiser relationships of $608 and brand names of $590, on the consolidated statements of operations and comprehensive loss. There were no impairment charges for the six months ended June 30, 2025.
Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	June 30, 2025	December 31, 2024
General accrued expenses	$2,310	$2,140
Accrued payroll and related taxes	4,703	3,805
Accrued publisher expenses	6,178	4,066
Liabilities in connection with acquisitions and dispositions	1,000	30
Assumed lease liability	—	390
Other accrued expense	1,715	559
Total accrued expenses and other	$15,906	$10,990
5. Leases
The Company has a real estate lease for the use of office space.

The table below presents supplemental information related to the operating lease:

	Six Months Ended June 30,
	2025	2024
Operating lease costs during the year (1)	$281	$159
Cash payments included in the measurement of operating lease liabilities during the period (2)	$—	$792
Operating lease liability arising from obtaining lease right-of-use assets during the period	$—	$2,583
Weighted-average remaining lease term (in years) as of period-end	5.67	6.01
Weighted-average discount rate during the period	10.90%	10.85%
(1)Operating lease costs are presented net of sublease income that is not material.
(2)There were no cash payments included in the measure of operating lease liabilities during the period since the Company has a deferral period through January 2026 before any cash payments are required under a lease with an effective date of April 1, 2024 and an initial lease term of 6.67 years.
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
The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs:
General and administrative	$140	$133	$281	$408
Total operating costs	140	133	281	408
Sublease income	—	(124)	—	(249)
	$140	$9	$281	$159
Maturities of the operating lease liabilities as of June 30, 2025 are summarized as follows:

Years Ending December 31,
2025 (remaining six months of the year)	$—
2026	652
2027	652
2028	652
2029	652
Thereafter	597
Minimum lease payments	3,205
Less imputed interest	(863)
Present value of operating lease liabilities	2,342
Current portion of operating lease liabilities	—
Long-term portion of operating lease liabilities	2,342
Total operating lease liabilities	$2,342

6. Goodwill
Goodwill is as follows:

	As of
	June 30, 2025	December 31, 2024
Carrying value at beginning of year	$42,575	$42,575
Carrying value at end of period	$42,575	$42,575
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
Obligations with respect to the liquidated damages payable are summarized as follows:

	As of June 30, 2025
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB Common Stock to be Issued (1)	$15	$—	$—	$15
Series H convertible preferred stock	566	574	863	2,003
Convertible debentures (2)	—	144	98	242
Series J convertible preferred stock (2)	152	152	183	487
Series K convertible preferred stock (2)	166	70	398	634
Total	$899	$940	$1,542	$3,381

	As of December 31, 2024
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB Common Stock to be Issued (1)	$15	$—	$—	$15
Series H convertible preferred stock	566	574	796	1,936
Convertible debentures (2)	—	144	89	233
Series J convertible preferred stock (2)	152	152	165	469
Series K convertible preferred stock (2)	166	70	341	577
Total	$899	$940	$1,391	$3,230
(1)Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).
(2)Represents previously issued and converted debt or equity securities.
As of June 30, 2025 and December 31, 2024, the short-term liquidated damages payable were $3,381 and $3,230, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of June 30, 2025, or $3,381, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.
During the six months ended June 30, 2025 and 2024, the Company recorded accrued interest on liquidated damages of $76 and $76, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded accrued interest on liquidated damages of $151 and $152, respectively.

8. Fair Value
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
The Company’s financial instruments consist of Level 1, Level 2 and Level 3 assets as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents of $6,771 and $4,362, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.
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

In connection with the Fexy Put Option, during the six months ended June 30, 2024, the Company recognized a loss in change in valuation of the contingent consideration of $313, as reflected in other expense on the consolidated statements of operations.
The Simplify Loan (as described below), carried at amortized costs, has a carrying value of $2,651 and $10,651 as of June 30, 2025 and December 31, 2024, respectively, and the Term Debt (as described below), carried at amortized cost, has a carrying value of $110,499 and $110,436 as of June 30, 2025 and December 31, 2024, respectively.

9. Simplify Loan

On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party as further described in Note 17 (the “Simplify Loan”), pursuant to which the Company has available up to $50,000

(originally $25,000) at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears with a maturity on December 1, 2026 (originally March 13, 2026). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations. In connection with the Amended Promissory Note, on August 19, 2024, the Company and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for shares of the Company’s common stock. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand to Simplify. As of June 30, 2025 and December 31, 2024, the balance outstanding on the Simplify Loan was $2,651 and $10,651, respectively.

Information for the three and six months ended June 30, 2025 and 2024, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 11.

10. Term Debt

Pursuant to the Note Purchase Agreement, as amended from time-to time, leading to the Third Amended and Restated Note Purchase Agreement dated December 15, 2022 (the “Third Amended and Restated Notes”), as of June 30, 2025 and December 31, 2024, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”), the 2022 bridge notes (the “2022 Bridge Notes”) and the 2023 Notes (as defined below), as further described below (see Note 17) and collectively referred to as the “Term Debt”.

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

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

2023 Notes

The terms of the 2023 Notes, pursuant to Amendment No. 1 under the Third Amended and Restated Notes dated August 14, 2023, provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of December 31, 2026; and

●	an election to prepay the 2023 Notes, at any time, at 100% of the principal amount due with no premium or penalty.

The following table summarizes Term Debt:

	As of June 30, 2025			As of December 31, 2024
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of June 30, 2025, as amended	$62,691	$(136)	$62,555	$62,691	$(181)	$62,510
Delayed Draw Term Notes, effective interest rate of 10.2% as of June 30, 2025, as amended	4,000	(16)	3,984	4,000	(21)	3,979
2022 Bridge Notes, effective interest rate of 10.1% as of June 30, 2025, as amended	36,000	(40)	35,960	36,000	(53)	35,947
2023 Notes, effective interest rate of 14.2% as of June 30, 2025, as amended	8,000	—	8,000	8,000	—	8,000
Total	$110,691	$(192)	$110,499	$110,691	$(255)	$110,436
The debt issuance costs incurred, as amended based on certain debt modifications, are being amortized on a straight-line basis (which approximates the effective interest method) over the applicable term of the Term Debt.

On December 29, 2023, the Company failed to make the interest payment due on the Term Debt resulting in an event of default with subsequent agreement to a forbearance period that was extended to September 30, 2024. On July 12, 2024, the Company entered into a third amendment to the Third Amended and Restated Notes dated as of December 15, 2022 (“Amendment No. 3”) which further deferred the accrued interest due date to December 31, 2024. On November 6, 2024, the Company received a letter from Renew (as described below) confirming the Company was not then in default under the Term Debt due to the cure of the default identified in the forbearance letter (as updated from time-to-time the “forbearance letter”), and all interest was paid as of December 31, 2024. Further details are provided under the heading Principal Stockholders in Note 17.

Information for the three and six months ended June 30, 2025 and 2024 with respect to interest expense related to the Term Debt is provided below.

11. Interest Expense
The following table represents interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of debt costs:
Line of credit	$—	$—	$—	$418
Term Debt	31	60	63	178
Total amortization of debt costs	31	60	63	596
Noncash and accrued interest:
Simplify Loan	—	322	—	363
Term Debt	—	2,798	—	5,596
Total noncash and accrued interest:	—	3,120	—	5,959
Cash paid interest:
Simplify Loan	114	—	308	—
Line of credit	—	911	—	1,706
Senior Secured Notes	2,798	—	5,565	—
Other	2	158	13	327
Total cash paid interest	2,914	1,069	5,886	2,033
Total interest expense	$2,945	$4,249	$5,949	$8,588
12. Preferred Stock
The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of June 30, 2025 as follows:
•1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.
•23,000 authorized shares designated as “Series H Convertible Preferred Stock”, of which no shares are outstanding.
13. Stockholders’ Deficiency
Common Stock
The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.

Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units,4,999 and 68,975 shares of the Company’s common stock during the three months ended June 30, 2025 and 2024, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency. The Company issued, in connection with the vesting of restricted stock units, 12,498 and 747,140 shares of the Company’s common stock during the six months ended June 30, 2025 and 2024, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency.
Common Stock Withheld – The Company recorded the repurchase of 2,061 shares related to vested restricted common stock for the payment for taxes of $12 during the three months ended June 30, 2025, and the repurchase of 8,606 shares related to vested restricted common stock for the payment for taxes of $7 during the three months ended June 30, 2024, as reflected on the consolidated statements of stockholders’ deficiency. The Company recorded the repurchase of 4,875 shares related to vested restricted common stock for the payment for taxes of $16 during the six months ended June 30, 2025, and the repurchase of 290,777 shares related to vested restricted common stock for the payment for taxes of $486 during the six months ended June 30, 2024, as reflected on the consolidated statements of stockholders’ deficiency.

Common Stock Purchase Agreement – On August 19, 2024, in connection with the Amended Promissory Note, the Company and Simplify entered into a Common Stock Purchase Agreement, where $15,000 of outstanding indebtedness under the March 13, 2024 Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock at a purchase price of approximately 0.84 per share, based on a 60-day volume weighted-average price of the Company’s common stock, as reflected on the condensed consolidated statements of stockholders’ deficiency. Further information is provided in Note 17.
Common Stock Private Placement – On February 14, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Simplify, pursuant to which the Company agreed to sell and issue to Simplify in a private placement (the “Private Placement”) an aggregate of 5,555,555 shares (the “Private Placement Shares”) of the Company’s common stock, at a purchase price of $2.16 per share, a price equal to the 60-day volume weighted average price of the Company’s common stock. The Private Placement closed on February 14, 2024 and the Company received proceeds from the Private Placement of $12,000 as reflected on the condensed consolidated statements of stockholders’ deficiency. The proceeds were used for working capital and general corporate purposes. Further information is provided in Note 17.
14. Compensation Plans
The Company provides stock-based and equity-based compensation in the form of (a) restricted stock awards and restricted stock units to certain employees (the “Restricted Stock”), (b) stock option awards, unrestricted stock awards and stock appreciation rights to employees, directors and consultants under various plans (the “Common Stock Options”), and (c) common stock warrants, referred to as the ABG Warrants and Publisher Partner Warrants (collectively the “Warrants”) as referenced in the below table. The ABG Warrants were forfeited as part of the ABG settlement as noted below.
Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended June 30, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$28	$4	$32
Selling and marketing	6	17	—	23
General and administrative	41	55	—	96
Total costs charged to operations	47	100	4	151
Capitalized platform development	—	10	—	10
Total stock-based compensation	$47	$110	$4	$161

	Three Months Ended June 30, 2024
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$84	$184	$3	$271
Selling and marketing	9	29	—	38
General and administrative	114	76	—	190
Total costs charged to operations	207	289	3	499
Capitalized platform development	—	20	—	20
Total stock-based compensation	$207	$309	$3	$519

	Six Months Ended June 30, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$94	$7	$101
Selling and marketing	12	37	—	49
General and administrative	85	98	—	183
Total costs charged to operations	97	229	7	333
Capitalized platform development	—	24	—	24
Total stock-based compensation	$97	$253	$7	$357

	Six Months Ended June 30, 2024
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$119	$531	$6	$656
Selling and marketing	11	136	—	147
General and administrative	304	305	—	609
Total costs charged to operations	434	972	6	1,412
Capitalized platform development	—	228	—	228
Total stock-based compensation	$434	$1,200	$6	$1,640
Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of June 30, 2025 were as follows:

	Restricted Stock	Equity Plans	Warrants	Totals
Unrecognized compensation cost	$51	$455	$10	$516
Weighted-average period over which cost is expected to be recognized (in years)	0.63	2.77	0.79	2.52
Vesting of Warrants – On January 2, 2024, in connection with the default under the Licensing Agreement, the performance based Warrants totaling 599,724 vested as a result of the default pursuant to certain provisions where all of the ABG Warrants automatically vest upon certain terminations of the Licensing Agreement by ABG. Of the ABG Warrants that vested, 449,793 had an exercise price of $9.24 per share and 149,931 had an exercise price of $18.48 per share. The accelerated vesting of the ABG Warrants did not result in any additional stock-based compensation expense during the three or six months ended June 30, 2024. The ABG Warrants were forfeited as part of the ABG settlement.

15. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by category:
Digital revenue
Digital advertising	$31,693	$20,718	$53,510	$43,466
Digital subscriptions	1,479	1,370	3,150	3,704
Publisher revenue	5,621	2,282	8,725	4,385
Performance Marketing	5,730	1,537	10,520	2,209
Other digital revenue	244	523	470	1,334
Total digital revenue	44,767	26,430	76,375	55,098
Print revenue
Total print revenue	245	753	452	1,026
Total	$45,012	$27,183	$76,827	$56,124
Revenue by geographical market:
United States	$42,942	$25,189	$72,853	$52,600
Other	2,070	1,994	3,974	3,524
Total	$45,012	$27,183	$76,827	$56,124
Revenue by timing of recognition:
At point in time	$38,999	$25,813	$67,003	$52,420
Over time	6,013	1,370	9,824	3,704
Total	$45,012	$27,183	$76,827	$56,124
For the three months and six months ended June 30, 2025 and 2024, disaggregated revenue represents revenue from continuing operations.
Revenues recognized from existing unearned revenue were $1,541 and $3,739 for the three and six months ended June 30, 2025, respectively. Revenues recognized from existing unearned revenue were $4,204 and $11,352 for the three and six months ended June 30, 2024, respectively.
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

The following table provides information about contract balances:

	As of
	June 30, 2025	December 31, 2024
Unearned revenue (short-term contract liabilities):
Digital revenue	$4,793	$6,349
Unearned revenue (long-term contract liabilities)
Digital revenue	$367	$403
The unearned revenue recognized during the six months ended June 30, 2025 was $5,925.

16. Income Taxes
The provision for income taxes in interim periods is determined using an estimate of the Company’s annual effective tax rate ("ETR"), adjusted for discrete items, if any, that arise during the period. In calculating the provision for interim income taxes, an estimated annual ETR is applied to year-to-date ordinary income. At the end of each interim period, the Company updates its estimate of the annual ETR expected to be applicable for the full fiscal year.
The income tax provision ETR for the three months ended June 30, 2025 and 2024 was 7.31% and (0.51)%, respectively, and for the six months ended June 30, 2025 and 2024 was 7.16% and (0.39)%, respectively. The increase in the ETR for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily due to higher federal and state income taxes resulting from pre-tax income in the three and six months ended June 30, 2025 as compared to losses for the same periods in 2024.
The Company's ETR for the three and six months ended June 30, 2025 and 2024 remained below the U.S. federal statutory rate primarily due to the impact of the full valuation allowance. Based upon the Company’s historical operating losses, despite the reported positive pre-tax income during the three and six months ended June 30, 2025, management concluded that the evidence of recent profitability was not yet sufficient to overcome the negative evidence of cumulative losses in recent years. As a result, the Company has provided a valuation allowance against the deferred tax assets that will not be realized as of June 30, 2025 and 2024.
As of June 30, 2025 and 2024, the Company has no uncertain tax positions or interest and penalties accrued related to income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act") was signed into law. The Act makes permanent key elements of the U.S. Tax Cuts and Jobs Act of 2017, including bonus depreciation and domestic research cost expensing, and interest deductibility. The Company is currently evaluating the impact of the Act upon our future effective tax rate, tax liabilities, and cash taxes.
17.  Related Party Transactions
Principal Stockholders

Business Acquisition - On May 12, 2025, the Company entered into a Membership Purchase Agreement to purchase 100% of the membership interests of TravelHost LLC from Simplify for a purchase price of $1,000. In addition to the acquisition of the membership interests, the acquisition also included an assignment of certain contracts from Bridge Media Networks, LLC, an affiliate of Simplify.

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

On July 12, 2024, as described above, the Company entered into Amendment No. 3, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 was due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024 (all of which was paid before December 31, 2024). The deferral was contingent on, among other things, no events of default occurring under the Term Debt during the deferral period. On November 6, 2024, the Company received a letter from Renew confirming the Company is not currently in default under the Term Debt due to the cure of the default identified in the forbearance letter (see Note 10). As of June 30, 2025, the outstanding principal on the Term Debt was $110,691.

For the three and six months ended June 30, 2025, the Company had certain transactions with Renew, where it paid interest totaling $2,798 and $5,565, respectively, under the Term Debt. Pursuant to the forbearance letter, no interest was paid for the six months ended June 30, 2024.

Simplify Loan – For the three and six months ended June 30, 2025, the Company had certain transactions with Simplify, where it paid interest totaling $114 and $308, respectively, under the Simplify Loan. Pursuant to the forbearance letter, no interest was paid for the three and six months ended June 30, 2024.

Simplify Revenue – For the three and six months ended June 30, 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $880 and $1,830, respectively. The outstanding accounts receivable due from Living Essentials were $1,905 as of June 30, 2025.

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

18.  Commitments and Contingencies
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

On March 21, 2024, the former CEO and Chairman of the board of directors filed an action against the Company, members of its board of directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20,000. The Company and former board member Carlo Zola filed a Cross Complaint and Answer on June 20, 2024. Apart from Mr. Zola, the remaining individual board member defendants successfully filed a Motion to Quash Service of Summons based on lack of jurisdiction, and they have been dismissed from the case. On September 13, 2024, the former CEO and Chairman filed an Answer to the Company’s Cross Complaint. On April 8, 2025, the former CEO and Chairman, the Company, and Mr. Zola filed a Stipulation to allow the former CEO and Chairman to file a First Amended Complaint, which adds a new cause of action for alleged breach of contract based upon the Company’s refusal to advance certain attorneys’ fees to him. The Court has not yet approved the filing of the First Amended Complaint, and the Company will respond to the First Amended Complaint in due course. The Company intends to vigorously defend itself against the allegations made in this lawsuit.

ABG Group Legal Matters
On March 18, 2024, the Company discontinued the Sports Illustrated media business (the “SI Business”) that was operated under a Licensing Agreement with ABG-SI, LLC (“ABG”). The disposal of the SI Business represented the discontinuation of the Company’s print subscription business, which was a component that represented a strategic shift that had a major effect on the Company’s financial results, and the component was classified as a discontinued operation.

On April 1, 2024, ABG and certain of its affiliates (the "ABG Group") filed an action against the Company and Manoj Bhargava, the former interim CEO and a principal stockholder, in the United States District Court of the Southern District of New York alleging, among other things, breach of contract related to the termination of the SI business, seeking damages in the amount of $48,750 ($3,750 royalty fee liability and $45,000 termination fee liability) that had been reflected in current liabilities from discontinued operations as of June 30, 2024 resulting from the March 18, 2024 action.

On June 7, 2024, the Company filed a response denying the ABG Group’s alleged breach of contract action and filed a counterclaim against the ABG Group and Minute Media, Inc., alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract, and tortious interference with contract.

On April 29, 2025, the Company entered into a confidential settlement agreement with the ABG Group and Minute Media, Inc., resolving all outstanding claims and counterclaims related to the matter. As a result, the Company has released the previously accrued liability related to the ABG dispute, with no further obligations remaining under the terminated licensing agreement. The ABG Warrants were also forfeited as part of the settlement. The impact of the settlement is reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2025.

19. Segment Reporting
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

The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews segment gross profit by vertical when evaluating performance and making resource allocation decisions rather than focusing on consolidated company net income, which resulted in a change to reportable segments. The prior period presented has been re-cast to reflect this change. Changes to the CODM in subsequent periods may result in a change to reportable segments. This segment profit measure is defined as segment revenue less segment cost of revenue, consisting of costs and expenses directly attributable to the segment. The Company has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform. The Company’s reportable segments are organized in subject matter verticals that offer content on the respective topic.

Each of the reportable segments derives its revenue from digital advertising, digital subscriptions, performance marketing, publisher revenue, and licensing and publisher revenues.

The following tables summarize key financial information by segment:

	For the Three Months Ended June 30, 2025
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$12,513	$8,254	$8,812	$2,114
Digital subscriptions	—	1,479	—	—
Publisher revenue	2,619	646	1,757	599
Performance Marketing	1,499	2,715	1,516	—
Other digital revenue	39	—	1	204
Total digital revenue	16,670	13,094	12,086	2,917
Print revenue	53	3	189	—
Total revenue	16,723	13,097	12,275	2,917	$45,012

Less: (1)
External Cost of Content	3,176	1,869	2,055	1,527
Internal Cost of Content	1,736	1,636	2,025	53
Technology costs	964	524	557	333
Print, distribution and fulfillment costs	(47)	—	120	(286)
Other segment items	4	—	—	—
Segment gross profit	$10,890	$9,068	$7,518	$1,290	$28,766

Reconciliation of Segment Gross Profit to Net Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content					825
Technology costs					1,398
Amortization of developed technology and platform development					1,108
Selling and marketing					1,942
General and administrative					6,200
Depreciation and amortization					881
Interest expense, net					2,945
Liquidated damages					76
Total unallocated costs					15,375
Net income before income taxes					$13,391
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	For the Three Months Ended June 30, 2024
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$7,670	$3,588	$6,588	$2,873
Digital subscriptions	—	1,373	—	(3)
Publisher revenue	985	366	661	270
Performance Marketing	762	304	471	—
Other digital revenue	228	59	13	222
Total digital revenue	9,645	5,690	7,733	3,362
Print revenue	139	—	614	—
Total revenue	9,784	5,690	8,347	3,362	$27,183

Less: (1)
External Cost of Content	1,807	46	184	2,075
Internal Cost of Content	2,070	1,595	1,693	54
Technology costs	1,088	655	704	311
Print, distribution and fulfillment costs	5	—	348	—
Other segment items	68	—	—	—
Segment gross profit	$4,746	$3,394	$5,418	$922	$14,480

Reconciliation of Segment Gross Profit to Net Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content					882
Technology costs					1,373
Amortization of developed technology and platform development					1,507
Selling and marketing					3,751
General and administrative					8,632
Depreciation and amortization					913
Interest expense, net					4,249
Liquidated damages					76
Total unallocated costs					21,383
Net income before income taxes					$(6,903)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	For the Six Months Ended June 30, 2025
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$22,229	$12,213	$13,976	$5,092
Digital subscriptions	—	3,128	—	22
Publisher revenue	4,251	1,100	2,618	756
Performance Marketing	2,606	4,751	3,163	—
Other digital revenue	47	—	1	422
Total digital revenue	29,133	21,192	19,758	6,292
Print revenue	53	3	396	—
Total revenue	29,186	21,195	20,154	6,292	$76,827

Less: (1)
External Cost of Content	5,148	1,954	2,182	3,438
Internal Cost of Content	3,732	3,886	4,406	61
Technology costs	1,922	1,061	1,065	684
Print, distribution and fulfillment costs	(46)	—	296	(286)
Other segment items	4	2	—	—
Segment gross profit	$18,426	$14,292	$12,205	$2,395	$47,318

Reconciliation of Segment Gross Profit to Net Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content					1,185
Technology costs					2,645
Amortization of developed technology and platform development					2,384
Selling and marketing					4,076
General and administrative					11,483
Depreciation and amortization					1,771
Interest expense, net					5,949
Liquidated damages					151
Total unallocated costs					29,644
Net income before income taxes					$17,674
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	For the Six Months Ended June 30, 2024
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$18,724	$6,989	$12,333	$5,421
Digital subscriptions	—	3,691	—	13
Publisher revenue	2,042	706	1,126	511
Performance Marketing	1,056	506	647	—
Other digital revenue	778	67	22	466
Total digital revenue	22,600	11,959	14,128	6,411
Print revenue	412	—	614	—
Total revenue	23,012	11,959	14,742	6,411	$56,124

Less: (1)
External Cost of Content	6,086	98	263	4,022
Internal Cost of Content	4,283	3,287	3,628	132
Technology costs	1,593	1,288	888	492
Print, distribution and fulfillment costs	155	—	442	—
Other segment items	94	—	2	—
Segment gross profit	$10,801	$7,286	$9,519	$1,765	$29,371

Reconciliation of Segment Gross Profit to Net Loss Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content					2,140
Technology costs					4,524
Amortization of developed technology and platform development					3,056
Selling and marketing					8,315
General and administrative					18,767
Depreciation and amortization					1,900
Interest expense, net					8,588
Loss on impairment of assets					1,198
Change in valuation of contingent consideration					313
Liquidated damages					152
Loss on sale of assets					—
Total unallocated costs					48,953
Net income (loss) before income taxes					$(19,582)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
The Company’s long-lived assets, consisting of property and equipment, and operating leases, are located in the United States. No asset information is provided to the CODM.
20. Subsequent Events
On July 31, 2025, the Company announced a share repurchase program under which the Company may repurchase up to 3 million shares of its common stock through July 31, 2026. The Company may repurchase shares from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. The program may be suspended, modified, or terminated at any time. The share repurchase program will be funded through operating cash flow.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar in thousands, other than RPM)

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the SEC on April 15, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

The Arena Group Holdings, Inc. (the “Company,” “Arena Group,” “we,” “our,” or “us”), is a media company that leverages technology to build deep content verticals powered by anchor brands and a digital media platform (the “Platform”) empowering publishers who impact, inform, educate, and entertain. Our strategy is to focus on key subject matter verticals where audiences are passionate about a topic category (e.g., sports & leisure, lifestyle, and finance) where we can leverage our core brands to grow our audience and increase monetization both within our core brands as well as for our media publisher partners (each, a “Publisher Partner”). Our focus is on leveraging our Platform and brands in targeted verticals to maximize audience reach, enhance engagement, and optimize monetization of digital publishing assets for the benefit of our users, our advertiser clients, and our greater than 20 owned and operated properties as well as properties we run on behalf of independent Publisher Partners. We own and operate Athlon Sports, TheStreet, The Spun, Parade, Men’s Journal, HubPages, Men’s Fitness, Autoblog, and Adventure Network, and also power more than 150 independent Publisher Partners.

Each Publisher Partner joins the Platform by invitation only with the objective of improving our position in key verticals while optimizing the performance of the Publisher Partner. Publisher Partners incur the costs in content creation on their respective channels and receive a share of the revenue associated with their content. Because of the scale of the Platform and our expertise in search engine optimization, social media, ad monetization and subscription marketing, Publisher Partners continually benefit from our ongoing technological advances and audience development expertise. While the Publisher Partners benefit from these critical performance improvements, they may also save substantial technology, infrastructure, advertising sales, member marketing and management costs. Additionally, we believe the lead brands within our verticals create a halo benefit for all Publisher Partners while each of them adds to the breadth and quality of content.

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
Key Operating Metrics
Our key operating metrics are:
•Revenue per page view (“RPM”) – represents the advertising revenue earned per 1,000 page views. It is calculated as our advertising revenue during a period divided by our total page views during that period and multiplied by $1,000; and
•Monthly average page views – represents the total number of page views in a given month or the average of each month’s page views in a fiscal quarter or year, which is calculated as the total number of page views recorded in a quarter or year divided by three months or 12 months, respectively.
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
For pricing indicators, we focus on RPM as it is the pricing metric most closely aligned with monthly average page views. RPM is an indicator of yield and pricing driven by both advertising density and demand from our advertisers.
Monthly average page views are measured across all properties hosted on the Platform and provide us with insight into volume, engagement and effective page management and are therefore our primary measure of traffic. We utilize a third-party source, Google Analytics, to confirm this traffic data.
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
For the three and six months ended June 30, 2025, our RPM was $25.12 and $23.85, respectively. For the three and six months ended June 30, 2024, our RPM was $22.90 and $21.22, respectively. The 10% and 12% increases in RPM for the three and six months ended June 30, 2025, respectively, reflect our strong foundation in traffic with premium content coupled with competitive publishing to expand our reach. For the three and six months ended June 30, 2025, our monthly average page views were 423,358,110 and 375,434,097, respectively, as compared to 295,011,396 and 347,347,690 for the three and six months ended June 30, 2024. The 44% and 8% increases in monthly average page views for the three and six months ended June 30, 2025, respectively, reflect growth in traffic, demand and audience.
All dollar figures presented below are in thousands unless otherwise stated.
Liquidity and Capital Resources

Going Concern Assessment

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

For the three and six months ended June 30, 2025, we had net income from continuing operations of $12,412 and $16,409, respectively, and as of June 30, 2025, had cash on hand of $6,771 and working capital of $23,202.

In prior periods, we disclosed that substantial doubt existed regarding our ability to continue as a going concern due to recurring losses, a working capital deficit, and limited liquidity. We continue to improve our financial performance through revenue growth and reduction of costs and monthly cash requirements, and to maintain compliance with the terms of all outstanding debt agreements, and have taken actions to resolve current and potential future liabilities, such as resolving pending litigation. We posted consecutive profitable quarters in the third and fourth quarters of 2024 and the first quarter of 2025. The previously disclosed working capital deficit existed due to the classification of our outstanding debt as a current liability and the accrual of several liabilities from discontinued operations. These conditions no longer exist.

As a result of these developments, management has concluded that the conditions that previously raised substantial doubt about our ability to continue as a going concern no longer exist. Accordingly, management has determined that there is no longer substantial doubt about our ability to continue as a going concern for at least one year from the date the financial statements are issued.

We are currently in the process of commercially refinancing all outstanding credit facilities that are due in December 2026. If we are unable to refinance, our current lender is a related party who has in the past demonstrated a willingness to work with us by amending the agreement due to our operational or financial needs. Although we believe that the lender would be willing to extend the maturity of the credit facility if external financing is not secured more than 12 months in advance of the current maturity dates, we have no assurances that the lender will accommodate our request or provide terms which are acceptable to us. If we cannot generate or obtain needed funds, we might be forced to make substantial reductions in our operating and capital expenses or pursue restructuring plans, which could adversely affect our business operations and ability to execute our current business strategy.

Cash and Working Capital Facility

As of June 30, 2025, our principal sources of liquidity consisted of cash of $6,771 and accounts receivable, net of allowance for credit losses, of $40,077. In addition, as of June 30, 2025, we had $47,349 available for additional use under our working capital loan with Simplify. As of June 30, 2025, the outstanding balance of the Simplify working capital loan was $2,651. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $6,780.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 5, Leases, Note 7, Liquidated Damages Payable, and Note 9, Simplify Loan and Note 10, Term Debt, in our accompanying condensed consolidated financial statements for amounts outstanding as of June 30, 2025, related to other material contractual obligations.

Discontinued Operations

In connection with our discontinued operations from the discontinuance of the Sports Illustrated media business, we recorded the termination fee liability of $45,000 and recognized a loss on impairment of assets of $39,391 for the six months ended June 30, 2024. On April 29, 2025, the Company entered into a confidential settlement agreement resolving this matter with outstanding liabilities being released by all sides, including forfeiture of warrants held by ABG.

Income (loss) from our discontinued operations, net of tax, was $96,250 and $(91,887) for the six months ended June 30, 2025 and 2024, respectively.

Further details are provided in our accompanying condensed consolidated financial statements in Note 2, Discontinued Operations, related to our discontinued operations and Note 18, Commitments and Contingencies, regarding the settlement of an action filed by ABG Group against the Company and Manoj Bhargava on April 1, 2024.

Working Capital

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital surplus (deficit) as of June 30, 2025 and December 31, 2024 is as follows:

	As of
	June 30, 2025	December 31, 2024
Current assets	$51,413	$40,234
Current liabilities	(28,211)	(122,256)
Working capital	$23,202	$(82,022)

As of June 30, 2025, we had working capital of $23,202, consisting of $51,413 in total current assets and $28,211 in total current liabilities as compared to a working capital deficit of $82,022 as of December 31, 2024. As of December 31, 2024, our working capital deficit consisted of $40,234 in total current assets and $122,256 in total current liabilities. The change in working capital is the result of the reversal of several accruals related to discontinued operations.

Our cash flows for the six months ended June 30, 2025 and 2024 consisted of the following:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$13,970	$(5,161)
Net cash used in investing activities	(3,545)	(1,512)
Net cash (used in) provided by financing activities	(8,016)	3,474
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,409	$(3,199)
Cash, cash equivalents, and restricted cash, end of period	$6,771	$6,085

For the six months ended June 30, 2025, net cash provided by operating activities was $13,970, consisting primarily of $21,501 of cash received from customers, offset by, $1,645 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $5,886 of cash paid for interest. For the six months ended June 30, 2024, net cash used in operating activities was $5,161, consisting primarily of $90,094 of cash received from customers, offset by (i) $52,633 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, and professional services, (ii) an asset impairment of $40,589 and (iii) $2,033 of cash paid for interest.

For the six months ended June 30, 2025, net cash used in investing activities consisted of $3,545 for capitalized costs for our Platform. For the six months ended June 30, 2024, net cash used in investing activities was $1,512 consisting of (i) $27 for purchase of property and equipment and (ii) $1,485 for capitalized costs for our Platform.

For the six months ended June 30, 2025, net cash used in financing activities was $8,016, consisting of (i) $16 for tax payments relating to the withholding of shares of common stock for certain employees, and (ii) $8,000 for repayments of the Simplify Loan. For the six months ended June 30, 2024, net cash provided by financing activities was $3,474, consisting of (i) $561 for the payment of the contingent consideration, (ii) $20,027 from repayment of our line of credit with SLR Digital Finance LLC (“SLR”), (iii) $200 from payments of deferred cash payment and (iv) $486 for tax payments relating to the withholding of shares of common stock for certain employees, less (v) $12,000 in net proceeds from the common stock private placement, and (vi) $12,748 in net proceeds from our working capital loan with Simplify.

Share Repurchase Program

On July 31, 2025, we announced a share repurchase program under which we may repurchase up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. The program may be suspended, modified, or terminated at any time. The share repurchase program will be funded through operating cash flow.

Results of Operations
Three Months Ended June 30, 2025 and 2024

The following table sets forth revenue, cost of revenue, gross profit, income (loss) from operations, and net income (loss):

	Three Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$45,012	$27,183	$17,829	65.6%
Cost of revenue	19,577	16,465	3,112	18.9%
Gross profit	25,435	10,718	14,717	137.3%
Operating expenses
Sales and marketing	1,942	3,751	(1,809)	-48.2%
General and administrative	6,200	8,632	(2,432)	-28.2%
Depreciation and amortization	881	913	(32)	-3.5%
Total operating expenses	9,023	13,296	(4,273)	-32.1%
Income (loss) from operations	16,412	(2,578)	18,990	-736.6%
Total other expenses	(3,021)	(4,325)	1,304	-30.2%
Income (loss) before income taxes	13,391	(6,903)	20,294	-294.0%
Income taxes	(979)	(35)	(944)	2697.1%
Income (loss) from continuing operations	12,412	(6,938)	19,350	-278.9%
Income (loss) from discontinued operations, net of tax	96,227	(1,249)	97,476	-7804.3%
Net income (loss)	$108,639	$(8,187)	$116,826	-1427.0%

For the three months ended June 30, 2025, income from continuing operations improved $17,829 to $12,412, as compared to our prior period loss from continuing operations of $6,938. This improvement was primarily due to a $17,829 increase in revenues and a $4,273 decrease in operating expenses as a result of headcount and consulting spend reductions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$45,012	$27,183	$17,829	65.6%
Cost of revenue	19,577	16,465	3,112	18.9%
Gross profit	$25,435	$10,718	$14,717	137.3%
For the three months ended June 30, 2025, we had gross profit of $25,435, as compared to $10,718 for the three months ended June 30, 2024, an increase of $14,717. Gross profit percentage for the three months ended June 30, 2025 was 56.5%, as compared to 39.4% for the three months ended June 30, 2024.
The increase in gross profit percentage was driven by an increase in digital advertising and publisher revenues where we implemented our competitive publishing model as well as an increase in performance marketing due to brand expansion and improved affiliate network.

The following table sets forth revenue by category:

	Three Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Digital revenue:
Digital advertising	$31,693	$20,719	$10,974	53.0%
Digital subscriptions	1,479	1,370	109	8.0%
Publisher Revenue	5,621	2,282	3,339	146.3%
Performance Marketing	5,730	1,537	4,193	272.8%
Other digital revenue	244	522	(278)	-53.3%
Total digital revenue	44,767	26,430	18,337	69.4%
Print revenue	245	753	(508)	-67.5%
Total revenue	$45,012	$27,183	$17,829	65.6%

For the three months ended June 30, 2025, total revenue increased $17,829, or a 65.6% increase, to $45,012 from $27,183 for the three months ended June 30, 2024.
There was a 69.4% increase in total digital revenue from $26,430 for the three months ended June 30, 2024 to $44,767 for the three months ended June 30, 2025. The primary drivers of the increase include an increase of $10,974 in our digital advertising revenue driven primarily by implementing the new competitive publishing model and growth in traffic with premium content to expand our reach, an increase in performance marketing revenue of $4,193 due to growth of our affiliate partner network and expansion of the performance marketing model across our portfolio and an increase in publisher revenue of $3,339, driven by the expansion of our publisher revenue network and an increase in brands distributing content to these partners. These increases were partially offset by a $278 decrease in other digital revenue and a $508 decrease in print revenue.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change
External cost of content	$8,627	$4,112	$4,515	109.8%
Internal cost of content	6,273	6,294	(21)	-0.3%
Technology costs	3,776	4,131	(355)	-8.6%
Printing, distribution and fulfillment costs	(213)	353	(566)	-160.3%
Amortization of developed technology and platform development	1,108	1,507	(399)	-26.5%
Other	4	68	(64)	-94.1%
Total cost of revenue	$19,575	$16,465	$3,110	18.9%

For the three months ended June 30, 2025, we recognized cost of revenue of $19,575 as compared to $16,465 for the three months ended June 30, 2024, representing an increase of $3,110. Cost of revenue for the three months ended June 30, 2025 was impacted by an increase in external cost of content of $4,515, which is directly correlated with digital advertising and publisher revenues as we implemented our competitive publishing model across the portfolio, partially offset by decreases in printing, distribution and fulfillment costs of $566 due to the shutdown of Athlon Outdoor print operations, amortization of developed technology and platform development costs of $399, technology costs of $355, internal cost of content of $21, and other costs of revenue of $64.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended June 30,
	2025	2024
Selling and marketing	$1,942	$3,751
Selling and marketing as a percentage of revenues	4%	14%

For the three months ended June 30, 2025, we incurred selling and marketing expenses of $1,942 as compared to $3,751 for the three months ended June 30, 2024. The decrease in selling and marketing expenses of $1,809 is primarily related to decreases in payroll and employee benefits costs of $1,160 due to a reduction in direct sales workforce. In addition, there were decreases in advertising costs of $390, circulation costs of $111, professional marketing services of $26, stock-based compensation of $15, and other selling and marketing expenses of $107.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three Months Ended June 30,
	2025	2024
General and administrative	$6,200	$8,632
General and administrative as a percentage of revenues	14%	32%

For the three months ended June 30, 2025, we incurred general and administrative expenses of $6,200 as compared to $8,632 for the three months ended June 30, 2024. The $2,432 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $94, payroll and related expenses of $1,036 as a result of headcount and consulting spend reductions, professional services, including accounting, legal and insurance of $1,276, and other general and administrative expenses of $26.

Segment Revenue

We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.

The following table sets forth revenue by segment:

	Three Months Ended June 30,
	2025	2024
Segment revenue:
Sports and leisure	$16,723	$9,784
Finance	13,097	5,690
Lifestyle	12,275	8,347
Platform	2,917	3,362
Total Revenue	$45,012	$27,183

Sports & Leisure – increase of $6,939 is primarily driven by an increase in digital advertising revenues due to audience and traffic growth as a result of the transition of Men's Journal to our competitive publishing model as well as growth from our publisher and performance revenues due to expansion of each network.

Finance – increase of $7,407 is primarily driven by an increase in performance marketing revenue due to the expansion of our affiliate partner network and an increase in digital advertising revenues due to audience and traffic growth driven by the transition of TheStreet to our competitive publishing model.

Lifestyle – increase of $3,928 is primarily due to an increase in digital advertising revenue driven by traffic and audience growth as a result of the transition of Parade to our competitive publishing model, an increase in publisher revenue due to the expansion of our publisher network, and an increase in performance marketing revenue due to the expansion of our affiliate commerce network.

Platform – decrease of $445 is driven by a decrease in digital advertising as a result of the reduction in underperforming partner sites.

Segment Gross Profit

The following table sets forth segment gross profit:

	Three Months Ended June 30,
	2025	2024
Gross profit:
Sports and leisure	$10,890	$4,746
Finance	9,068	3,394
Lifestyle	7,518	5,418
Platform	1,290	922
Segment gross profit	$28,766	$14,480

Sports & Leisure – increase of $6,144 is due to an increase in digital advertising revenues across our Athlon Sports and Men’s Journal brands as well as growth in publisher and performance marketing revenues partially offset by an increase in external cost of content due to the implementation of our competitive publishing model at Men's Journal.

Finance – increase of $5,674 is driven by an increase in digital advertising revenues as well as growth in our publisher and performance marketing revenues partially offset by an increase in external cost of content due to the implementation of our competitive publishing model at TheStreet.

Lifestyle – increase of $2,100 is driven by an increase in digital advertising revenues as well as growth in our publisher and performance marketing revenues partially offset by an increase in external cost of content due to the implementation of our competitive publishing model at Parade.

Platform – increase of $368 is driven by a decrease in digital advertising as a result of the reduction in underperforming partner sites.

The following table reconciles segment gross profit to gross profit:

	Three Months Ended June 30,
	2025	2024
Segment gross profit	$28,766	$14,480
Arena level activities	—	—
Internal cost of content	(825)	(882)
Technology costs	(1,398)	(1,373)
Amortization of developed technology and platform development	(1,108)	(1,507)
Gross profit	$25,435	$10,718

Other Expenses

The following table sets forth other expenses:

	Three Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change

Change in fair value of contingent consideration	$—	$—	$—	100.0%
Interest expense	(2,945)	(4,249)	1,304	-30.7%
Liquidated damages	(76)	(76)	—	—%
Total other expense	$(3,021)	$(4,325)	$1,304	-30.2%

Interest Expense – We incurred interest expense, net of $2,945 for the three months ended June 30, 2025, as compared to $4,249 for three months ended June 30, 2024. The decrease in interest expense of $1,304 was primarily from lower amortization of debt costs and lower interest charges on the new Simplify loan compared to the SLR line of credit in 2024.

Liquidated Damages – We recorded liquidated damages of $76 for the three months ended June 30, 2025, as compared to $76 for the three months ended June 30, 2024.

Income Taxes – We recorded a provision for income taxes of $979 for the three months ended June 30, 2025, as compared to $35 for the three months ended June 30, 2024. The increase in our provision for income tax of $944 was primarily related to our expected annual effective tax rate increase as a result of improved operating results.

Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$76,827	$56,124	$20,703	36.9%
Cost of revenue	35,723	36,473	(750)	-2.1%
Gross profit	41,104	19,651	21,453	109.2%
Operating expenses
Sales and marketing	4,076	8,315	(4,239)	-51.0%
General and administrative	11,483	18,767	(7,284)	-38.8%
Depreciation and amortization	1,771	1,900	(129)	-6.8%
Income (loss) on impairment of assets	—	1,198	(1,198)	-100.0%
Total operating expenses	17,330	30,180	(12,850)	-42.6%
Income (loss) from operations	23,774	(10,529)	34,303	-325.8%
Total other expenses	(6,100)	(9,053)	2,953	-32.6%
Income (loss) before income taxes	17,674	(19,582)	37,256	-190.3%
Income taxes	(1,265)	(76)	(1,189)	1564.5%
Income (loss) from continuing operations	16,409	(19,658)	36,067	-183.5%
Income (loss) from discontinued operations, net of tax	96,250	(91,887)	188,137	-204.7%
Net income (loss)	$112,659	$(111,545)	$224,204	-201.0%

For the six months ended June 30, 2025, income from continuing operations improved $36,067 to $16,409, as compared to our prior period net loss of $19,658 from continuing operations. This improvement was primarily due to an increase of $20,703 in revenue and a $12,850 decrease in operating expenses as a result of headcount and consulting spend reductions.

Revenue

	Six Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$76,827	$56,124	$20,703	36.9%
Cost of revenue	35,723	36,473	(750)	-2.1%
Gross profit	$41,104	$19,651	$21,453	109.2%

For the six months ended June 30, 2025, we had gross profit of $41,104, as compared to $19,651 for the six months ended June 30, 2024, an increase of $21,453. Gross profit percentage for the six months ended June 30, 2025 was 53.5%, as compared to 35.0% for the six months ended June 30, 2024.

The increase in gross profit percentage was driven by an increase in digital advertising revenue due to the implementation of our competitive publishing model across the platform, an increase in publisher revenue due to expansion of our publisher revenue network and an increase in brand participation in our publisher revenue model, and an increase in performance marketing revenue due to growth of our affiliate partner network and expansion of the performance marketing model across our portfolio.
.
The following table sets forth revenue from continuing operations by category:

	Six Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change

Digital revenue:
Digital advertising	$53,510	$43,467	$10,043	23.1%
Digital subscriptions	3,150	3,704	(554)	-15.0%
Publisher Revenue	8,725	4,385	4,340	99.0%
Performance Marketing	10,520	2,209	8,311	376.2%
Other digital revenue	470	1,333	(863)	-64.7%
Total digital revenue	76,375	55,098	21,277	38.6%
Print revenue	452	1,026	(574)	-55.9%
Total revenue	$76,827	$56,124	$20,703	36.9%

For the six months ended June 30, 2025, total revenue increased $20,703, or a 36.9% increase, to $76,827 from $56,124 for six months ended June 30, 2024. There was a 38.6% increase in total digital revenue from $55,098 for the six months ended June 30, 2024 to $76,375 for the six months ended June 30, 2025.

The primary drivers of the increase include a $10,043 increase in our digital advertising revenue due to expansion of our competitive publishing model across the portfolio, an increase in performance marketing revenue of $8,311 due to growth of our affiliate partner network and expansion of the performance marketing model across our portfolio and an increase in publisher revenue of $4,340 due to growth of our publisher revenue network and an increase in brand participation in our publisher revenue model across the portfolio. These increases were partially offset by a decrease in our digital subscriptions of $554 due to a decline in subscribers, and a decrease in other digital revenue of $863. The decrease in print revenue of $574 is due primarily to the shutdown of the Athlon Outdoor print operations.

The following table sets forth cost of revenue by category:

	Six Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change

External cost of content	$12,722	$10,469	$2,253	21.5%
Internal cost of content	13,270	13,470	(200)	-1.5%
Technology costs	7,377	8,785	(1,408)	-16.0%
Printing, distribution and fulfillment costs	(36)	597	(633)	-106.0%
Amortization of developed technology and platform development	2,384	3,056	(672)	-22.0%
Other	6	96	(90)	-93.8%
Total cost of revenue	$35,723	$36,473	$(750)	-2.1%

For the six months ended June 30, 2025, we recognized cost of revenue of $35,723 as compared to $36,473 for the six months ended June 30, 2024, representing a decrease of $750. Cost of revenue for the six months ended June 30, 2025 was impacted by an increase in external cost of content of $2,253, which is directly correlated with the expansion of our competitive publishing model across the portfolio, partially offset by decreases in printing, distribution and fulfillment costs of $633 due to the shutdown of Athlon Outdoor print operations, amortization of developed technology and platform development costs of $672, technology costs of $1,408, internal cost of content of $200, and other costs of revenue of $90.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Six Months Ended June 30,
	2025	2024
Selling and marketing	$4,076	$8,315
Selling and marketing as a percentage of revenues	5%	15%

For the six months ended June 30, 2025, we incurred selling and marketing expenses of $4,076 as compared to $8,315 for the six months ended June 30, 2024. The decrease in selling and marketing expenses of $4,239 is primarily related to decreases in payroll and employee benefits costs of $3,151 due to a reduction in direct sales workforce. In addition, there were decreases in advertising costs of $673, circulation costs of $158, stock-based compensation of $98, and other selling and marketing expenses of $341; partially offset by an increase in professional marketing services of $182.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Six Months Ended June 30,
	2025	2024
General and administrative	$11,483	$18,767
General and administrative as a percentage of revenues	15%	33%

For the six months ended June 30, 2025, we incurred general and administrative expenses of $11,483 as compared to $18,767 for the six months ended June 30, 2024. The $7,284 decrease in general and administrative expenses is primarily due to decreases in stock-based compensation of $426, payroll and related expenses of $3,986 as a result of headcount and consulting spend reductions, professional services, including accounting, legal and insurance of $2,116, and other general and administrative expenses of $756.

Segment Revenue

We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.

The following table sets forth revenue by segment:

	Six Months Ended June 30,
	2025	2024
Segment revenue:
Sports and leisure	$29,186	$23,012
Finance	21,195	11,959
Lifestyle	20,154	14,742
Platform	6,292	6,411
Total Revenue	$76,827	$56,124

Sports & Leisure – increase of $6,174 primarily driven by an increase in digital advertising revenues due to audience and traffic growth as a result of the transition of Men's Journal to our competitive publishing model as well as growth from our publisher and performance revenues due to expansion of each network.

Finance – increase of $9,236 primarily driven by an increase in performance marketing revenue due to the expansion of our affiliate partner network and an increase in digital advertising revenues due to audience and traffic growth driven by the transition of TheStreet to our competitive publishing model.

Lifestyle – increase of $5,412 primarily due to an increase in digital advertising revenue driven by traffic and audience growth as a result of the transition of Parade to our competitive publishing model, an increase in publisher revenue due to the expansion of our publisher network, and an increase in performance marketing revenue due to the expansion of our affiliate commerce network.

Platform – decrease of $119 driven by a decrease in digital advertising as a result of the reduction in underperforming partner sites.

Segment Gross Profit

The following table sets forth segment gross profit:

	Six Months Ended June 30,
	2025	2024
Gross profit:
Sports and leisure	$18,426	$10,801
Finance	14,292	7,286
Lifestyle	12,205	9,519
Platform	2,395	1,765
Segment gross profit	$47,318	$29,371

Sports & Leisure – increase of $7,625 due to an increase in digital advertising revenues across our Athlon Sports and Men’s Journal brands as well as growth in publisher and performance marketing revenues partially offset by an increase in external cost of content due to the implementation of our competitive publishing model at Men's Journal.

Finance – increase of $7,006 is driven by an increase in digital advertising revenues as well as growth in our publisher and performance marketing revenues partially offset by an increase in external cost of content due to the implementation of our competitive publishing model at TheStreet.

Lifestyle –increase of $2,686 driven by an increase in digital advertising revenues as well as growth in our publisher and performance marketing revenues partially offset by an increase in external cost of content due to the implementation of our competitive publishing model at Parade.

Platform – increase of $630 is driven by the reduction in underperforming partner sites.

The following table reconciles segment gross profit to gross profit:

	Six Months Ended June 30,
	2025	2024
Segment gross profit	$47,318	29,371
Arena level activities
Internal cost of content	(1,185)	(2,140)
Technology costs	(2,645)	(4,524)
Amortization of developed technology and platform development	(2,384)	(3,056)
Gross profit	$41,104	$19,651

Other Expenses

The following table sets forth other expenses:

	Six Months Ended June 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Change in fair value of contingent consideration	$—	$(313)	$313	-100.0%
Interest expense	(5,949)	(8,588)	2,639	-30.7%
Liquidated damages	(151)	(152)	1	-0.7%
Total other expense	$(6,100)	$(9,053)	$2,953	-32.6%

Change in Fair Value of Contingent Consideration – The change in fair value of contingent consideration for the six months ended June 30, 2025 of $313, represents the change in fair value of the put option on our common stock in connection with the acquisition of Fexy Studios, where in connection with the acquisition we issued 274,692 shares of our common stock that was subject to a put option under certain conditions (as further described in Note 8, Fair Value, in our accompanying condensed consolidated financial statements).

Interest Expense – We incurred interest expense, net of $5,949 or the six months ended June 30, 2025, as compared to $8,588 for six months ended June 30, 2024. The decrease in interest expense of $2,639 was primarily from lower amortization of debt costs and lower interest charges on the line of credit.

Liquidated Damages – We recorded liquidated damages of $151 for the six months ended June 30, 2025, as compared to $152 for the six months ended June 30, 2024, representing a decrease in accrued interest.

Income Taxes – We recorded a provision for income taxes of $1,265 for the six months ended June 30, 2025, as compared to $76 for the six months ended June 30, 2024. The increase in our provision for income tax of $1,189 was primarily related to our expected annual effective tax rate increase as a result of improved operating results.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii)

income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in valuation of contingent consideration, (vi) liquidated damages, (vii) loss on impairment of assets, (viii) loss on sale of assets; (ix) employee retention credit, (x) employee restructuring payments; and (xi) professional and vendor fees. Our non-GAAP measure may not be comparable to similarly titled measures used by other companies, have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP measure as superior to, or a substitute for, the equivalent measure calculated and presented in accordance with GAAP. Some of the limitations are that our non-GAAP measure:

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$108,639	$(8,187)	$112,659	$(111,545)
(Income) loss from discontinued operations	(96,227)	1,249	(96,250)	91,887
Income (loss) from continuing operations	12,412	(6,938)	16,409	(19,658)
Add:
Interest expense (net) (1)	2,945	4,249	5,949	8,588
Income taxes	979	35	1,265	76
Depreciation and amortization (2)	1,989	2,420	4,155	4,956
Stock-based compensation (3)	151	499	333	1,412
Change in valuation of contingent consideration (4)	—	—	—	313
Liquidated damages (5)	76	76	151	152
Loss on impairment of assets (6)	—	—	—	1,198
Employee restructuring payments (7)	—	3,328	—	5,784
Adjusted EBITDA	$18,552	$3,669	$28,262	$2,821

(1)
Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $31 and $60 for amortization of debt discounts for the three months ended June 30, 2025 and 2024 respectively, as presented in our condensed consolidated statements of cash flows, which are noncash items. Interest expense includes $63 and $596 for amortization of debt discounts for the six months ended June 30, 2025 and 2024 respectively.

(2)
Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $1,108 and $1,507 for the three months ended June 30, 2025 and 2024, respectively, and depreciation and amortization is included within operating expenses of $881 and $913 for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $2,384 and $3,056 for the six months ended June 30, 2025 and 2024, respectively, and depreciation and amortization is included within operating expenses of $1,771 and $1,900 for the six months ended months ended June 30, 2025 and 2024, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

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
(7)
Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments for the three and six months ended June 30, 2025 and 2024, respectively.

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

Recently Issued Accounting Standards Updates
Note 1, Summary of Significant Accounting Policies, in our accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q includes Recently Issued Accounting Standards updates.
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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2025 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Except as described above under “Material Weakness in Internal Control over Financial Reporting and Remediation Plan,” there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be subject to claims and litigation arising in the ordinary course of business. Except as described in Note 18, Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and operating results, many of which are beyond our control. The following risk factors supplement and, to the extent inconsistent, supersede, the risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 (the “2024 10-K”). The risk factors included herein as well as the risk factors described in the 2024 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.

We cannot guarantee that we will repurchase shares of our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value. Repurchases of shares of our common stock could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On July 31, 2025, we announced a share repurchase program under which we may repurchase up to 3 million shares of our common stock over the next 12 months. The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, such as the market price of the common stock, corporate requirements, general market economic conditions and applicable legal requirements. We are not obligated to repurchase any specific number or amount of shares of common stock pursuant to the program, and we may suspend, modify or terminate the program at any time. Repurchases of shares of our common stock pursuant to the program could affect the price of shares of our common stock and increase its volatility. The existence of the program could cause the price of shares of our common stock to be higher than it would be in the absence of such a program and, if shares are repurchased in the program, it will reduce the market liquidity for our shares of common stock. Additionally, the program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any share repurchases will enhance long-term shareholder value, and the market price of our shares of common stock may decline below the levels at which we repurchased shares of our common stock.

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

2.4
Third Amendment to Agreement and Plan of Merger, dated as of June 30, 2019, by and among TheMaven, Inc., HP Acquisition Co., Inc., HubPages, Inc., and Paul Edmondson as the securityholder representative, which was filed as Exhibit 2.4 to our Annual Report on Form 10-K filed on January 8, 2021.

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
10.1
Membership Interest Purchase Agreement between the Company and Simplify Inventions, LLC dated effective April 30, 2025, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2025.

31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
*Filed herewith.
#This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Arena Group Holdings, Inc.

Date: August 14, 2025	By:	/s/ PAUL EDMONDSON
Paul Edmondson
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer