Form 10-Q
period 2025-09-30
Arena Group Holdings, Inc.
filed 2025-11-13
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒
As of November 13, 2025, the Registrant had 47,465,749 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands of dollars, except for share data)

	As of
	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$12,523	$4,362
Accounts receivables, net	26,201	31,115
Prepayments and other current assets	5,922	4,757
Total current assets	44,646	40,234
Property and equipment, net	61	148
Operating lease right-of-use assets	2,106	2,340
Platform development, net	10,603	8,115
Acquired and other intangible assets, net	21,229	22,789
Other long term assets	140	151
Goodwill	42,575	42,575
Total assets	$121,360	$116,352
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$2,000	$4,844
Accrued expenses and other	7,260	10,990
Unearned revenue	4,470	6,349
Subscription refund liability	241	430
Operating lease liability, current portion	380	254
Liquidated damages payable	3,458	3,230
Current liabilities from discontinued operations	—	96,159
Total current liabilities	17,809	122,256
Unearned revenue, net of current portion	344	403
Operating lease liability, net of current portion	2,026	1,964
Deferred tax liabilities	872	802
Simplify loan	—	10,651
Term debt	110,531	110,436
Total liabilities	131,582	246,512
Commitments and contingencies (Note 18)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value, $1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $168; Series G shares issued and outstanding: 168; common shares issuable upon conversion: 8,582 at September 30, 2025 and December 31, 2024	168	168
Total mezzanine equity	168	168
Stockholders' deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 47,578,485 and 47,556,267 shares at September 30, 2025 and December 31, 2024, respectively	475	475
Additional paid-in capital	348,974	348,560
Accumulated deficit	(359,839)	(479,363)
Total stockholders’ deficiency	(10,390)	(130,328)
Total liabilities, mezzanine equity and stockholders’ deficiency	$121,360	$116,352
See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands of dollars, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$29,760	$33,555	$106,587	$89,679
Cost of revenue (includes amortization of platform development and developed technology for the three months ended September 30, 2025 and 2024 of $1,444 and $1,474, respectively, and for the nine months ended September 30, 2025 and 2024 of $3,828 and $4,530, respectively)	14,833	16,562	50,556	53,035
Gross profit	14,927	16,993	56,031	36,644
Operating expenses
Selling and marketing	1,342	2,011	5,418	10,326
General and administrative	3,213	6,023	14,696	24,790
Depreciation and amortization	877	905	2,648	2,805
Loss on impairment of assets	—	—	—	1,198
Total operating expenses	5,432	8,939	22,762	39,119
Income (loss) from operations	9,495	8,054	33,269	(2,475)
Other (expense) income
Change in valuation of contingent consideration	—	—	—	(313)
Interest expense, net	(2,857)	(3,159)	(8,806)	(11,747)
Liquidated damages	(77)	(77)	(228)	(229)
Total other expense	(2,934)	(3,236)	(9,034)	(12,289)
Income (loss) before income taxes	6,561	4,818	24,235	(14,764)
Income tax (provision) benefit	304	(40)	(961)	(116)
Income (loss) from continuing operations	6,865	4,778	23,274	(14,880)
Income (loss) from discontinued operations, net of tax	—	(822)	96,250	(92,709)
Net income (loss)	$6,865	$3,956	$119,524	$(107,589)
Basic net income (loss) per common share (Note 1)
Continuing operations	$0.14	$0.13	$0.49	$(0.48)
Discontinued operations	—	(0.02)	2.03	(2.96)
Basic net income (loss) per common share	$0.14	$0.11	$2.52	$(3.44)
Diluted net income (loss) per common share (Note 1)
Continuing operations	$0.14	$0.13	$0.49	$(0.48)
Discontinued operations	—	(0.02)	2.02	(2.96)
Diluted net income (loss) per common share	$0.14	$0.11	$2.51	$(3.44)
Weighted average number of common shares outstanding (Note 1)
Basic	47,392,059	37,610,058	47,387,929	31,291,641
Diluted	47,695,194	37,610,058	47,578,619	31,291,641
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three and Nine Months Ended September 30, 2025

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at July 1 , 2025	47,564,607	$475	2,701	$—	$348,901	$(366,704)	$(17,328)
Issuance of common stock for restricted stock units	13,695	—	—	—	—	—	—
Common stock withheld for taxes	(2,026)	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options	2,209	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	85	—	85
Net income (loss)	—	—	—	—	—	6,865	6,865
Balance at September 30 , 2025	47,578,485	$475	2,701	$—	$348,974	$(359,839)	$(10,390)

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 1 , 2025	47,556,267	$475	2,701	$—	$348,560	$(479,363)	$(130,328)
Issuance of common stock for restricted stock units	26,193	—	—	—	—	—	—
Common stock withheld for taxes	(6,901)	—	—	—	(28)	—	(28)
Issuance of common stock upon exercise of stock options	2,926	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	442	—	442
Net income (loss)	—	—	—	—	—	119,524	119,524
Balance at September 30 , 2025	47,578,485	$475	2,701	$—	$348,974	$(359,839)	$(10,390)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three and Nine Months Ended September 30, 2024

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at July 1, 2024	29,573,932	$295	2,701	$—	$332,702	$(490,198)	$(157,201)
Issuance of common stock in connection with exchange of debt	17,797,817	178	—	—	14,822	—	15,000
Issuance of common stock for restricted stock units	89,119	1	—	—	(1)	—	—
Common stock withheld for taxes	(12,821)	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	—	—	777	—	777
Net income (loss)	—	—	—	—	—	3,956	3,956
Balance at September 30, 2024	47,448,047	$474	2,701	$—	$348,289	$(486,242)	$(137,479)

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 1 , 2024	23,836,706	$237	2,701	$—	$319,421	$(378,653)	$(58,995)
Issuance of common stock in connection with exchange of debt	17,797,817	178	—	—	14,822	—	15,000
Issuance of common stock in connection with private placement	5,555,555	56	—	—	11,944	—	12,000
Issuance of common stock for restricted stock units	836,259	9	—	—	(9)	—	—
Common stock withheld for taxes	(303,598)	(3)	—	—	(494)	—	(497)
Repurchase of common stock for Fexy put option	(274,692)	(3)	—	—	(376)	—	(379)
Stock-based compensation	—	—	—	—	2,981	—	2,981
Net income (loss)	—	—	—	—	—	(107,589)	(107,589)
Balance at September 30, 2024	47,448,047	$474	2,701	$—	$348,289	$(486,242)	$(137,479)
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$119,524	$(107,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	87	186
Amortization of platform development and intangible assets	6,389	9,550
Amortization of debt costs	95	626
Noncash and accrued interest	—	8,423
Loss on impairment of assets	—	40,589
Change in fair value of contingent consideration	—	313
Liquidated damages	228	229
Stock-based compensation	414	2,736
Deferred income taxes	70	93
Credit losses	219	1,269
Other	2	(19)
Change in operating assets and liabilities:
Accounts receivable	4,695	17,051
Subscription acquisition costs	—	6,131
Prepayments and other current assets	(1,165)	923
Other long-term assets	11	647
Accounts payable	(4,627)	(4,171)
Accrued expenses and other	(52,999)	35,069
Unearned revenue	(46,622)	(17,145)
Subscription refund liability	(612)	70
Operating lease liability	422	(445)
Contingent consideration	—	(1,683)
Other long-term liabilities	—	(360)
Net cash provided by (used in) operating activities	26,131	(7,507)
Cash flows from investing activities
Purchases of property and equipment	—	(54)
Purchases of intangible assets	(1,000)	—
Capitalized platform development	(6,291)	(2,765)
Net cash used in investing activities	(7,291)	(2,819)
Cash flows from financing activities
Payment of Fexy put option	—	(561)
Repayments under line of credit	—	(20,027)
Proceeds from common stock private placement	—	12,000
Proceeds from Simplify loan	—	16,100
Repayment of Simplify loan	(10,651)	—
Payments of deferred cash payment	—	(200)
Payments of taxes from common stock withheld	(28)	(497)
Net cash (used in) provided by financing activities	(10,679)	6,815
Net change in cash and cash equivalents	8,161	(3,511)
Cash and cash equivalents — beginning of year	4,362	9,284
Cash and cash equivalents — end of period	$12,523	$5,773
Supplemental disclosures of cash flow information
Cash paid for interest	$8,722	$2,698
Cash paid for income taxes	517	85
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$25	$245
Purchase of intangible asset with accrued expenses and other	—	—
Repurchase of common stock for Fexy put option	—	379
Issuance of common stock pursuant to common stock purchased agreement in connection with exchange of debt	—	15,000
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
The condensed consolidated financial statements as of September 30, 2025 and 2024, and for the three and nine months ended September 30, 2025 and 2024, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.
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
In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. Changes in algorithms may affect search engine rankings throughout the sector and potentially lead to decreased traffic to the Company's websites. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

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

For the three months and nine months ended September 30, 2025 the Company reported income from continuing operations of $6,865, and $23,274, respectively. As of September 30, 2025, the Company had cash and cash equivalents on hand of $12,523.

In prior periods, the Company disclosed that substantial doubt existed regarding its ability to continue as a going concern due to recurring losses, a working capital deficit, and limited liquidity. The Company continues to improve financial performance through revenue growth and reduction of costs and monthly cash requirements, and to maintain compliance with the terms of all outstanding debt agreements, and has taken actions to resolve current and potential future liabilities, such as resolving pending litigation. These improvements are demonstrated by consecutive profitable results in the third and fourth quarters of 2024 and the first, second, and third quarters of 2025. The previously disclosed working capital deficit existed due to the Company’s classification of its outstanding debt as a current liability and the accrual of several liabilities from discontinued operations. These conditions no longer exist.

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

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to the Company’s stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Income (loss) from continuing operations	$6,865	$4,778	$23,274	$(14,880)
Income (loss) from discontinued operations, net of tax	—	(822)	96,250	(92,709)
Net income (loss)	$6,865	$3,956	$119,524	$(107,589)

Denominator:
Weighted average number of shares of common stock outstanding - basic (1)	47,392,059	37,610,058	47,387,929	31,291,641
Add: effect of dilutive Series G convertible preferred stock	8,582	—	8,582	—
Add: effect of dilutive restricted stock units	19,551	—	7,214	—
Add: effect of dilutive common stock options	275,002	—	174,894	—
Weighted average number of common shares outstanding – dilutive	47,695,194	37,610,058	47,578,619	31,291,641

Income (loss) from continuing operations	$0.14	$0.13	$0.49	$(0.48)
Income (loss) from discontinued operations	—	(0.02)	2.03	(2.96)
Basic net income (loss) per common share	$0.14	$0.11	$2.52	$(3.44)

Income (loss) from continuing operations	$0.14	$0.13	$0.49	$(0.48)
Income (loss) from discontinued operations	—	(0.02)	2.02	(2.96)
Dilutive net income (loss) per common share	$0.14	$0.11	$2.51	$(3.44)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series G convertible preferred stock	—	8,582	—	8,582
Financing Warrants	39,774	39,774	39,774	39,774
ABG Warrants	—	999,540	—	999,540
AllHipHop Warrants	5,682	5,682	5,682	5,682
Publisher Partner Warrants	9,800	9,800	9,800	9,800
Restricted stock units	4,035	88,660	30,800	88,660
Common stock options	2,830,470	3,190,015	2,930,578	3,190,015
Anti-dilutive securities, excluded	2,889,761	4,342,053	3,016,634	4,342,053

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

The table below sets forth the income (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue (1)	$—	$45	$45,107	$22,297
Cost of revenue (2)	—	160	(1,367)	15,006
Gross profit (loss)	—	(115)	46,474	7,291
Operating expenses:
Selling and marketing (2)	—	140	(805)	12,142
General and administrative (3)	—	567	(48,971)	46,060
Depreciation and amortization	—	—	—	2,401
Loss on impairment of assets (4)	—	—	—	39,391
Total operating expenses (income)	—	707	(49,776)	99,994
Income (loss) from discontinued operations	—	(822)	96,250	(92,703)
Income tax provision	—	—	—	(6)
Net income (loss) from discontinued operations	$—	$(822)	$96,250	$(92,709)

(1)    Revenue for the nine months ended September 30, 2025 includes the derecognition of SI business related liabilities of $45,107 for which the Company has no remaining obligations.
(2)    Cost of revenue and selling and marking expenses for the nine months ended September 30, 2025, include adjustments to previously reported accounts payable that were settled for a reduced amount.
(3) General and administrative expenses for the nine months ended September 30, 2025, includes the derecognition of SI business related liabilities, including a $45,000 termination fee liability (recorded in the nine months ended September 30, 2024), a $3,750 royalty fee liability and $221 of previously reported accounts payable that was settled for a reduced amount.
(4)     Loss on impairment of assets for the nine months ended September 30, 2024 of $39,391 includes $8,601 for the impairment of intangible assets and $30,790 for the impairment of subscription acquisition costs.
The table below sets forth the major classes of liabilities of the discontinued operations:

	As of
	September 30, 2025	December 31, 2024
Liabilities
Accounts payable	$—	$1,783
Accrued expenses and other	—	519
Subscription refund liability	—	423
Royalty fee liability (1)	—	3,750
Termination fee liability (1)	—	45,000
Subscription liability	—	44,684
Current/total liabilities from discontinued operations	$—	$96,159
(1)     Further details related to the royalty fee liability of $3,750 and termination fee liability of $45,000 are described under the heading ABG Group Legal Matters in Note 18.
The table below sets forth the cash flows of the discontinued operations:

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities from discontinued operations
Net income (loss) from discontinued operations	$96,250	$(92,709)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	—	2,401
Loss on impairment of assets	—	39,391
Stock-based compensation	—	592
Change in operating assets and liabilities:
Accounts receivable, net	—	12,046
Bad debt expense	—	561
Subscription acquisition costs	—	6,131
Prepayments and other current assets	—	807
Accounts payable	(1,783)	3,190
Accrued expenses and other	(519)	59
Subscription refund liability	(423)	20
Subscription liability	(44,684)	(7,701)
Royalty fee liability	(3,750)	—
Termination fee liability	(45,000)	45,000
Net cash provided by operating activities from discontinued operations	$91	$9,788

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
4. Balance Sheet Components
The components of certain balance sheet amounts are as follows:
Accounts Receivable and Allowance for Credit Losses – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of September 30, 2025 and December 31, 2024 of $26,201 and $31,115, respectively, are presented net of allowance for credit losses.
The following table summarizes the allowance for credit losses activity:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Allowance for credit losses beginning of year	$1,458	$374
Additions	219	1,934
Deductions - write-off	(318)	(850)
Allowance for credit losses end of period	$1,359	$1,458
Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	September 30, 2025	December 31, 2024
Prepaid expense	$2,649	$2,078
Prepaid supplies	686	62
Refundable income and franchise taxes	119	149
Employee retention credits	2,468	2,468
	$5,922	$4,757
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. As of September 30, 2025 and December 31, 2024, the Company has a receivable balance of $2,468 as presented in the above table.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	September 30, 2025	December 31, 2024
Office equipment and computers	$1,777	$1,777
Leasehold Improvements	54	54
Furniture and fixtures	133	133
	1,964	1,964
Less accumulated depreciation and amortization	(1,903)	(1,816)
Net property and equipment	$61	$148
Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $15 and $56, respectively. Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024 was $87 and $186, respectively. No impairment charges for the three or nine months ended September 30, 2025 and 2024 were incurred.
Platform Development – Platform development costs are summarized as follows:

	As of
	September 30, 2025	December 31, 2024
Platform development	$37,750	$31,434
Less accumulated amortization	(27,147)	(23,319)
Net platform development	$10,603	$8,115
A summary of platform development activity for the nine months ended September 30, 2025 is as follows:

Platform development beginning of period	$31,434
Capitalized costs	6,291
Less dispositions	—
Total capitalized costs	37,725
Stock-based compensation	25
Impairments	—
Platform development end of period	$37,750
Amortization expense for platform development for the three months ended September 30, 2025 and 2024 was $1,444 and $1,474, respectively. Amortization expense for platform development for the nine months ended September 30, 2025 and 2024 was $3,828 and $4,530, respectively. Amortization expense for platform development is included in cost of revenue on the consolidated statements of operations and comprehensive loss. No impairment charges for platform development for the three or nine months ended September 30, 2025 and 2024 were recorded on the consolidated statements of operations and comprehensive loss.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	September 30, 2025			December 31, 2024

	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$17,333	$(17,333)	$—	$17,333	$(17,333)	$—
Trade name	5,181	(1,989)	3,192	5,181	(1,799)	3,382
Brand name	13,115	(4,798)	8,317	12,115	(3,729)	8,386
Subscriber relationships	2,150	(1,570)	580	2,150	(1,379)	771
Advertiser relationships	14,519	(5,379)	9,140	14,519	(4,269)	10,250
Database	1,140	(1,140)	—	1,140	(1,140)	—
Digital content	355	(355)	—	355	(355)	—
Total intangible assets	$53,793	$(32,564)	$21,229	$52,793	$(30,004)	$22,789
Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended September 30, 2025 and 2024 was $862 and $849, respectively, and is included in cost of revenue on the condensed consolidated statements of operations and comprehensive loss. Amortization expense for the nine months ended September 30, 2025 and 2024 was $2,561 and 2,619, respectively, and is included in cost of revenue on the condensed consolidated statements of operations and comprehensive loss.
No impairment charges from continuing operations for the three months ended September 30, 2025 and 2024 was recorded for intangible assets. Impairment charges for the nine months ended September 30, 2024 of $1,198 were recorded as a result of the disposition of Fexy Studios intangible assets, including the advertiser relationships of $608 and brand names of $590, on the consolidated statements of operations and comprehensive loss. There were no impairment charges for the nine months ended September 30, 2025.
Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	September 30, 2025	December 31, 2024
General accrued expenses	$2,236	$2,140
Accrued payroll and related taxes	148	3,805
Accrued publisher expenses	3,458	4,066
Liabilities in connection with acquisitions and dispositions	—	30
Assumed lease liability	—	390
Other accrued expense	1,418	559
Total accrued expenses and other	$7,260	$10,990
5. Leases
The Company has a real estate lease for the use of office space.
The table below presents supplemental information related to the operating lease:

	Nine Months Ended September 30,
	2025	2024
Operating lease costs during the year (1)	$422	$308
Cash payments included in the measurement of operating lease liabilities during the period (2)	$—	$916
Operating lease liability arising from obtaining lease right-of-use assets during the period	$—	$2,583
Weighted-average remaining lease term (in years) as of period-end	5.17	6.17
Weighted-average discount rate during the period	10.90%	10.85%
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

The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs:
General and administrative	$140	$150	$422	$682
Total operating costs	140	150	422	682
Sublease income	—	(125)	—	(374)
Total operating lease costs, net	$140	$25	$422	$308
Maturities of the operating lease liabilities as of September 30, 2025 are summarized as follows:

Years Ending December 31,
2025 (remaining three months of the year)	$—
2026	652
2027	652
2028	652
2029	652
Thereafter	596
Minimum lease payments	3,204
Less imputed interest	(798)
Present value of operating lease liabilities	2,406
Current portion of operating lease liabilities	380
Long-term portion of operating lease liabilities	2,026
Total operating lease liabilities	$2,406

6. Goodwill
Goodwill is as follows:

	As of
	September 30, 2025	December 31, 2024
Carrying value at beginning of year	$42,575	$42,575
Carrying value at end of period	$42,575	$42,575
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

Obligations with respect to the liquidated damages payable are summarized as follows:

	As of September 30, 2025
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB Common Stock to be Issued (1)	$15	$—	$—	$15
Series H convertible preferred stock	566	574	899	2,039
Convertible debentures (2)	—	144	102	246
Series J convertible preferred stock (2)	152	152	192	496
Series K convertible preferred stock (2)	166	70	426	662
Total	$899	$940	$1,619	$3,458

	As of December 31, 2024
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB Common Stock to be Issued (1)	$15	$—	$—	$15
Series H convertible preferred stock	566	574	796	1,936
Convertible debentures (2)	—	144	89	233
Series J convertible preferred stock (2)	152	152	165	469
Series K convertible preferred stock (2)	166	70	341	577
Total	$899	$940	$1,391	$3,230
(1)Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).
(2)Represents previously issued and converted debt or equity securities.
As of September 30, 2025 and December 31, 2024, the short-term liquidated damages payable were $3,458 and $3,230, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of September 30, 2025, or $3,458, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.
During the three months ended September 30, 2025 and 2024, the Company recorded accrued interest on liquidated damages of $77 and $77, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded accrued interest on liquidated damages of $228 and $229, respectively.

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
The Company’s financial instruments consist of Level 1, Level 2 and Level 3 assets as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents of $12,523 and $4,362, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.
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
On February 15, 2024, in connection with the contingent consideration related to the acquisition of Fexy Studios, the Company agreed to pay the amount due of $2,478 in four (4) equal installments of approximately $620 starting February 16, 2024 (paid $620) and then on the 15th day of March (paid $620), April (paid $620) and May (paid $620) of 2024 comprised of the following: (i) $2,225 pursuant to the Fexy Put Option where the Company gave the recipients of the contingent consideration a right to put their 274,692 shares of the Company’s common stock; (ii) $200 deferred payment due under the purchase agreement; and (iii) $53 in other costs and reimbursable transition expenses payable. During the nine months ended September 30, 2024, the Company paid the Fexy Put Option and recorded the repurchase of 274,692 shares of the Company’s common stock issued in connection with the acquisition, resulting in a loss of $379 as reflected on the condensed consolidated statements of stockholders’ deficiency.

In connection with the Fexy Put Option, during the nine months ended September 30, 2024, the Company recognized a loss in change in valuation of the contingent consideration of $313, as reflected in other expense on the consolidated statements of operations.
The Simplify Loan (as described below), carried at amortized cost, has a carrying value of $0 and $10,651 as of September 30, 2025 and December 31, 2024, respectively, and the Term Debt (as described below), carried at amortized cost, has a carrying value of $110,531 and $110,436 as of September 30, 2025 and December 31, 2024, respectively.

9. Simplify Loan

On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party as further described in Note 17 (the “Simplify Loan”), pursuant to which the Company has available up to $50,000 (originally $25,000) at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears with a maturity on December 1, 2026 (originally March 13, 2026). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations. In connection with the Amended Promissory Note, on August 19, 2024, the Company and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for shares of the Company’s common stock. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand to Simplify. As of September 30, 2025 and December 31, 2024, the balance outstanding on the Simplify Loan was $0 and $10,651, respectively.

Information for the three and nine months ended September 30, 2025 and 2024, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 11.

10. Term Debt

Pursuant to the Note Purchase Agreement, as amended from time-to time, leading to the Third Amended and Restated Note Purchase Agreement dated December 15, 2022 (the “Third Amended and Restated Notes”), as of September 30, 2025 and December 31, 2024, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”), the 2022 bridge notes (the “2022 Bridge Notes”) and the 2023 Notes (as defined below), as further described below (see Note 17) and collectively referred to as the “Term Debt”.

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

●	an election to prepay the notes, at any time, in whole or in part with no premium or penalty.

2023 Notes

The terms of the 2023 Notes, pursuant to Amendment No. 1 under the Third Amended and Restated Notes dated August 14, 2023, provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of December 31, 2026; and

●	an election to prepay the 2023 Notes, at any time, at 100% of the principal amount due with no premium or penalty.

The following table summarizes Term Debt:

	As of September 30, 2025			As of	As of December 31, 2024
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value		Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of September 30, 2025, as amended	$62,691	$(114)	$62,577		$62,691	$(181)	$62,510
Delayed Draw Term Notes, effective interest rate of 10.2% as of September 30, 2025, as amended	4,000	(13)	3,987		4,000	(21)	3,979
2022 Bridge Notes, effective interest rate of 13.7% as of September 30, 2025, as amended	36,000	(33)	35,967		36,000	(53)	35,947
2023 Notes, effective interest rate of 10.0% as of September 30, 2025, as amended	8,000	—	8,000		8,000	—	8,000
Total	$110,691	$(160)	$110,531		$110,691	$(255)	$110,436
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

Information for the three and nine months ended September 30, 2025 and 2024 with respect to interest expense related to the Term Debt is provided below.

11. Interest Expense
The following table represents interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of debt costs:
Line of credit	$—	$—	$—	$418
Term Debt	32	30	95	208
Total amortization of debt costs	32	30	95	626
Noncash and accrued interest:
Simplify Loan	—	—	—	—
Term Debt	—	2,827	—	8,423
Total noncash and accrued interest:	—	2,827	—	8,423
Cash paid interest:
Simplify Loan	7	189	315	552
Line of credit	—	—	—	1,706
Senior Secured Notes	2,829	—	8,394	—
Other	—	113	13	440
Total cash paid interest	2,836	302	8,722	2,698
Less: Interest Income	(11)	—	(11)	—
Total interest expense, net	$2,857	$3,159	$8,806	$11,747

12. Preferred Stock
The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share, consisting of authorized and/or outstanding shares as of September 30, 2025 as follows:
•1,800 authorized shares designated as “Series G Convertible Preferred Stock”, of which 168 shares are outstanding.
•23,000 authorized shares designated as “Series H Convertible Preferred Stock”, of which no shares are outstanding.
13. Stockholders’ Deficiency
Common Stock
The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.
Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units,13,695 and 89,119 shares of the Company’s common stock during the three months ended September 30, 2025 and 2024, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency. The Company issued, in connection with the vesting of restricted stock units, 26,193 and 836,259 shares of the Company’s common stock during the nine months ended September 30, 2025 and 2024, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency.
Common Stock Withheld – The Company recorded the repurchase of 2,026 shares related to vested restricted common stock for the payment for taxes of $12 during the three months ended September 30, 2025, and the repurchase of 12,821 shares related to vested restricted common stock for the payment for taxes of $11 during the three months ended September 30, 2024, as reflected on the consolidated statements of stockholders’ deficiency. The Company recorded the repurchase of 6,901 shares related to vested restricted common stock for the payment for taxes of $28 during the nine months ended September 30, 2025, and the repurchase of 274,692 shares related to vested restricted common stock for the payment for taxes of $497 during the nine months ended September 30, 2024, as reflected on the consolidated statements of stockholders’ deficiency.

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
Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended September 30, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$13	$3	$16
Selling and marketing	—	10	—	10
General and administrative	38	22	—	60
Total costs charged to operations	38	45	3	86
Capitalized platform development	—	—	—	—
Total stock-based compensation	$38	$45	$3	$86

	Nine Months Ended September 30, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$109	$10	$119
Selling and marketing	12	42	—	54
General and administrative	123	121	—	244
Total costs charged to operations	135	272	10	417
Capitalized platform development	—	25	—	25
Total stock-based compensation	$135	$297	$10	$442

	Three Months Ended September 30, 2024
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$127	$4	$131
Selling and marketing	3	31	—	34
General and administrative	485	82	—	567
Total costs charged to operations	488	240	4	732
Capitalized platform development	—	17	—	17
Total stock-based compensation	$488	$257	$4	$749

	Nine months ended September 30, 2024
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$119	$658	$10	$787
Selling and marketing	14	167	—	181
General and administrative	789	387	—	1,176
Total costs charged to operations	922	1,212	10	2,144
Capitalized platform development	—	245	—	245
Total stock-based compensation	$922	$1,457	$10	$2,389
Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of September 30, 2025 were as follows:

	Restricted Stock	Equity Plans	Warrants	Totals
Unrecognized compensation cost	$99	$281	$3	$383
Weighted-average period over which cost is expected to be recognized (in years)	0.66	3.17	0.37	2.50
Vesting of Warrants – On January 2, 2024, in connection with the default under the Licensing Agreement, the performance based Warrants totaling 599,724 vested as a result of the default pursuant to certain provisions where all of the ABG Warrants automatically vest upon certain terminations of the Licensing Agreement by ABG. Of the ABG Warrants that vested, 449,793 had an exercise price of $9.24 per share and 149,931 had an exercise price of $18.48 per share. The accelerated vesting of the ABG Warrants did not result in any additional stock-based compensation expense during the three or nine months ended September 30, 2024. The ABG Warrants were forfeited as part of the ABG settlement.

15. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by category:
Digital revenue
Digital advertising	$17,946	$23,067	$71,456	$66,534
Digital subscriptions	1,492	1,807	4,642	5,511
Publisher revenue	5,495	1,733	14,220	6,117
Performance Marketing	4,043	3,047	14,563	5,256
Other digital revenue	291	3,377	761	4,711
Total digital revenue	29,267	33,031	105,642	88,129
Print revenue
Total print revenue	493	524	945	1,550
Total revenue	$29,760	$33,555	$106,587	$89,679

Revenue by geographical market:
United States	$28,364	$31,865	$101,215	$84,465
Other	1,396	1,690	5,372	5,214
Total	$29,760	$33,555	$106,587	$89,679
Revenue by timing of recognition:
At point in time	$23,475	$31,748	$90,477	$84,168
Over time	6,285	1,807	16,110	5,511
Total	$29,760	$33,555	$106,587	$89,679
For the three months and nine months ended September 30, 2025 and 2024, disaggregated revenue represents revenue from continuing operations.
Revenue recognized during the three months ended September 30, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each period, was $828 and $2,788, respectively. Revenue recognized during the nine months ended September 30, 2025 and 2024, which was included in the deferred revenue balance at the beginning of each period, was $4,334 and $13,309, respectively.
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

The following table provides information about contract balances:

	As of
	September 30, 2025	December 31, 2024
Unearned revenue (short-term contract liabilities):
Digital revenue	$4,470	$6,349
Unearned revenue (long-term contract liabilities):
Digital revenue	$344	$403
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
The income tax provision ETR for the three months ended September 30, 2025 and 2024 was (4.63)% and 0.83%, respectively, and for the nine months ended September 30, 2025 and 2024 was (3.97)% and (0.79)%, respectively. The decrease in the ETR for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to the passage of the One Big Beautiful Bill Act in July of 2025 which reduced the overall tax expense. The increase in the ETR for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher federal and state income taxes resulting from higher pre-tax income.
The Company's ETR for the three and nine months ended September 30, 2025 and 2024 remained below the U.S. federal statutory rate primarily due to the impact of the full valuation allowance. Based upon the Company’s historical operating losses, despite the reported positive pre-tax income during the three and nine months ended September 30, 2025, management concluded that the evidence of recent profitability was not yet sufficient to overcome the negative evidence of cumulative losses in recent years. As a result, the Company has provided a valuation allowance against the deferred tax assets that will not be realized as of September 30, 2025 and 2024.
As of September 30, 2025 and 2024, the Company has no uncertain tax positions or interest and penalties accrued related to income taxes.
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

On July 12, 2024, as described above, the Company entered into Amendment No. 3, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 was due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024 (all of which was paid before December 31, 2024). The deferral was contingent on, among other things, no events of default occurring under the Term Debt during the deferral period. On November 6, 2024, the Company received a letter from Renew confirming the Company is not currently in default under the Term Debt due to the cure of the default identified in the forbearance letter (see Note 10). As of September 30, 2025, the outstanding principal on the Term Debt was $110,691.

For the three and nine months ended September 30, 2025, the Company had certain transactions with Renew, where it paid interest totaling $2,829 and $8,394, respectively, under the Term Debt. Pursuant to the forbearance letter, no interest was paid for the nine months ended September 30, 2024.

Simplify Loan – For the three and nine months ended September 30, 2025, the Company had certain transactions with Simplify, where it paid interest totaling $7 and $315, respectively, under the Simplify Loan. Pursuant to the forbearance letter, no interest was paid for the three and nine months ended September 30, 2024.

Simplify Revenue – For the three and nine months ended September 30, 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $863 and $2,693, respectively. The outstanding accounts receivable due from Living Essentials were $1,741 as of September 30, 2025.

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

On April 1, 2024, ABG and certain of its affiliates (the "ABG Group") filed an action against the Company and Manoj Bhargava, the former interim CEO and a principal stockholder, in the United States District Court of the Southern District of New York alleging, among other things, breach of contract related to the termination of the SI business, seeking damages in the amount of $48,750 ($3,750 royalty fee liability and $45,000 termination fee liability) that had been reflected in current liabilities from discontinued operations as of September 30, 2024 resulting from the March 18, 2024 action.

On June 7, 2024, the Company filed a response denying the ABG Group’s alleged breach of contract action and filed a counterclaim against the ABG Group and Minute Media, Inc., alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract, and tortious interference with contract.

On April 29, 2025, the Company entered into a confidential settlement agreement with the ABG Group and Minute Media, Inc., resolving all outstanding claims and counterclaims related to the matter. As a result, the Company has released the previously accrued liability related to the ABG dispute, with no further obligations remaining under the terminated licensing agreement. The ABG Warrants were also forfeited as part of the settlement. The impact of the settlement is reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 2025.

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

Each of the reportable segments derives its revenue from digital advertising, digital subscriptions, performance marketing, publisher revenue, and licensing and publisher revenue.

The following tables summarize key financial information by segment:

	Three Months Ended September 30, 2025
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$4,875	$5,318	$6,268	$1,485
Digital subscriptions	—	1,499	—	(7)
Publisher revenue	2,350	502	1,934	709
Performance Marketing	910	1,900	1,233	—
Other digital revenue	80	—	(1)	212
Total digital revenue	8,215	9,219	9,434	2,399
Print revenue	75	4	414	—
Total revenue	8,290	9,223	9,848	2,399	$29,760

Less: (1)
External Cost of Content	1,205	905	1,352	1,480
Internal Cost of Content	1,541	1,773	1,618	130
Technology costs	958	723	683	449
Print, distribution and fulfillment costs	—	—	275	(373)
Other segment items	—	—	—	18
Segment gross profit	$4,586	$5,822	$5,920	$695	$17,023

Reconciliation of Segment Gross Profit to Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content					(279)
Technology costs					931
Amortization of developed technology and platform development					1,444
Selling and marketing					1,342
General and administrative					3,213
Depreciation and amortization					877
Interest expense, net					2,857
Liquidated damages					77
Total unallocated costs					10,462
Income before income taxes					$6,561
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	Three months ended September 30, 2024
	Sports & Leisure	Finance	Lifestyle	Platform
Digital advertising	$11,425	$3,585	$5,612	$2,446
Digital subscriptions	—	1,806	—	—
Publisher revenue	803	149	631	150
Performance Marketing	641	1,444	963	—
Other digital revenue	105	21	3	3,248
Total digital revenue	12,974	7,005	7,209	5,844
Print revenue	260	—	263	—
Total revenue	13,234	7,005	7,472	5,844	$33,555

Less: (1)	$0	$0	$0	$0
External Cost of Content	2,565	39	323	1,862
Internal Cost of Content	2,615	1,625	1,795	(6)
Technology costs	1,446	432	594	313
Print, distribution and fulfillment costs	91	—	(46)	—
Other segment items	157	—	1	—
Segment gross profit	$6,360	$4,909	$4,805	$3,675	$19,749

Reconciliation of Segment Gross Profit to Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content					84
Technology costs					1,198
Amortization of developed technology and platform development					1,474
Selling and marketing					2,011
General and administrative					6,023
Depreciation and amortization					905
Interest expense, net					3,159
Liquidated damages					77
Total unallocated costs					14,931
Income before income taxes					$4,818
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	Nine Months Ended September 30, 2025
	Sports & Leisure	Finance	Lifestyle	Platform
Digital advertising	$27,104	$17,531	$20,244	$6,577
Digital subscriptions	—	4,627	—	15
Publisher revenue	6,601	1,602	4,552	1,465
Performance Marketing	3,516	6,651	4,396	—
Other digital revenue	127	—	—	634
Total digital revenue	37,348	30,411	29,192	8,691
Print revenue	128	7	810	—
Total revenue	37,476	30,418	30,002	8,691	$106,587

Less: (1)
External Cost of Content	6,353	2,859	3,534	4,918
Internal Cost of Content	5,273	5,659	6,024	191
Technology costs	2,880	1,784	1,748	1,133
Print, distribution and fulfillment costs	(46)	—	571	(659)
Other segment items	4	2	—	18
Segment gross profit	$23,012	$20,114	$18,125	$3,090	$64,341

Reconciliation of Segment Gross Profit to Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content					906
Technology costs					3,576
Amortization of developed technology and platform development					3,828
Selling and marketing					5,418
General and administrative					14,696
Depreciation and amortization					2,648
Interest expense, net					8,806
Liquidated damages					228
Total unallocated costs					40,106
Income before income taxes					$24,235
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	Nine months ended September 30, 2024
	Sports & Leisure	Finance	Lifestyle	Platform	Total
Digital advertising	$30,149	$10,574	$17,945	$7,867
Digital subscriptions	—	5,497	—	13
Publisher revenue	2,845	855	1,757	661
Performance Marketing	1,697	1,950	1,610	—
Other digital revenue	883	88	25	3,714
Total digital revenue	35,574	18,964	21,337	12,255
Print revenue	672	—	877	—
Total revenue	36,246	18,964	22,214	12,255	$89,679
	$0	$0	$0	$0
Less: (1)	$0	$0	$0	$0
External Cost of Content	8,651	137	586	5,884
Internal Cost of Content	6,898	4,912	5,423	126
Technology costs	3,039	1,720	1,482	805
Print, distribution and fulfillment costs	246	—	396	—
Other segment items	251	—	3	—
Segment gross profit	$17,161	$12,195	$14,324	$5,440	$49,120

Reconciliation of Segment Gross Profit to Income (Loss) Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content					2,224
Technology costs					5,722
Amortization of developed technology and platform development					4,530
Selling and marketing					10,326
General and administrative					24,790
Depreciation and amortization					2,805
Interest expense, net					11,747
Loss on impairment of assets					1,198
Change in valuation of contingent consideration					313
Liquidated damages					229
Loss on sale of assets					—
Total unallocated costs					63,884
Income (loss) before income taxes					$(14,764)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
The Company’s long-lived assets, consisting of property and equipment, and operating leases, are located in the United States. No asset information is provided to the CODM.

20. Subsequent Events
Acquisition of Lindy’s Sports

On October 1, 2025, the Company entered into an Asset Purchase Agreement with DMD Publications, LLC, to acquire certain intangible and intellectual property assets related to its digital Lindy’s Sports business, including digital content, domain names, trademarks, social media accounts, and related licenses. The purchase price for the assets is $1,000.

The Company is currently evaluating the accounting impact of the transaction, including the allocation of the purchase price to the acquired assets.

Acquisition of Shop HQ

On October 7, 2025, the Company entered into an Asset Purchase Agreement to acquire certain assets from IV Media LLC, a related party, related to its ShopHQ business. The purchase price for the assets is $1,000. The transaction was approved by the Audit Committee of the Board of Directors of the Company consisting solely of independent directors.

The Company is currently evaluating the accounting impact of the transaction.

Management has evaluated all other subsequent events through the date these financial statements were issued and has determined that no other events or transactions have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar in thousands, other than RPM)

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the SEC on April 15, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview

The Arena Group Holdings, Inc. (“Arena Group,” “we,” or “our”) is a brand, data and IP company that builds, acquires, and scales high-performing digital assets. We combine technology, storytelling, and entrepreneurship to create deep content verticals that engage passionate audiences across sports & leisure, lifestyle, and finance.

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
For the three and nine months ended September 30, 2025, our RPM was $25.18 and $24.16, respectively, compared to $24.69 and $22.26 for the same periods in 2024. The 2% and 9% increases in RPM primarily reflect improvements in monetization efficiency, including enhanced ad yield management and optimization of high-value content placements. For the three and nine months ended September 30, 2025, our monthly average page views were 235,005,836 and 328,682,166, respectively, compared to 301,721,996 and 332,312,606 for the same periods in 2024. The 22% and 1% decreases in monthly average page views primarily reflect changes in search referral patterns following recent updates to third-party search engine algorithms, which resulted in lower organic traffic. Management is continuing to optimize site structures and content to align with current search best practices, enhance content quality and authority, and invest in audience engagement and technical improvements to restore and grow traffic, strengthen visibility and long-term traffic performance.

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

For the three and nine months ended September 30, 2025, we had net income from continuing operations of $6,865 and $23,274, respectively, and as of September 30, 2025, had cash and cash equivalents on hand of $12,523 and working capital of $26,837.

In prior periods, we disclosed that substantial doubt existed regarding our ability to continue as a going concern due to recurring losses, a working capital deficit, and limited liquidity. We continue to improve our financial performance through revenue growth and reduction of costs and monthly cash requirements, and to maintain compliance with the terms of all outstanding debt agreements, and have taken actions to resolve current and potential future liabilities, such as resolving pending litigation. We have reported consecutive profitable results in the third and fourth quarters of 2024 and the first, second, and third quarters of 2025. The previously disclosed working capital deficit existed due to the classification of our outstanding debt as a current liability and the accrual of several liabilities from discontinued operations. These conditions no longer exist.

As a result of these developments, management has concluded that the conditions that previously raised substantial doubt about our ability to continue as a going concern no longer exist. Accordingly, management has determined that there is no longer substantial doubt about our ability to continue as a going concern for at least one year from the date the financial statements are issued.

The Simplify loan, which provides for borrowings of up to $50 million, matures on December 1, 2026, and our Renew term debt matures on December 31, 2026. While we have reported net income for the past four quarters and currently maintain a cash balance of approximately $15 million, our ability to meet ongoing liquidity needs and support future growth is dependent, in part, on our access to external financing. We intend to refinance or replace the Simplify loan and our Renew term debt prior to their due dates; however, there can be no assurance that we will be able to do so on terms that are acceptable to us, or at all, and our cash flow may not be sufficient to allow us to pay principal and interest on this debt and meet our other obligations. If we cannot generate or obtain needed funds, we might be forced to make substantial reductions in our operating and capital expenses or pursue restructuring plans, which could adversely affect our business operations and ability to execute our current business strategy. In addition, if a default occurs as a result, the lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, if repayment of our indebtedness is accelerated as a result of such default, we cannot assure you that we would have sufficient assets or access to credit to repay such indebtedness.

Cash and Working Capital Facility

As of September 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $12,523 and accounts receivable, net of allowance for credit losses, of $26,201. In addition, as of September 30, 2025, we had $50,000 available for additional use under our working capital loan with Simplify. As of September 30, 2025, the outstanding balance of the Simplify working capital loan was $0. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $3,678.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Material Contractual Obligations

We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 5, Leases, Note 7, Liquidated Damages Payable, and Note 9, Simplify Loan and Note 10, Term Debt, in our accompanying condensed consolidated financial statements for amounts outstanding as of September 30, 2025, related to other material contractual obligations.

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

Income (loss) from our discontinued operations, net of tax, was $96,250 and $(92,709) for the nine months ended September 30, 2025 and 2024, respectively.

Further details are provided in our accompanying condensed consolidated financial statements in Note 2, Discontinued Operations, related to our discontinued operations and Note 18, Commitments and Contingencies, regarding the settlement of an action filed by ABG Group against the Company and Manoj Bhargava on April 1, 2024.

Working Capital

We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital surplus (deficit) as of September 30, 2025 and December 31, 2024 is as follows:

	As of
	September 30, 2025	December 31, 2024
Current assets	$44,646	$40,234
Current liabilities	(17,809)	(122,256)
Working capital	$26,837	$(82,022)

As of September 30, 2025, we had working capital of $26,837, consisting of $44,646 in total current assets and $17,809 in total current liabilities as compared to a working capital deficit of $82,022 as of December 31, 2024. As of December 31, 2024, our working capital deficit consisted of $40,234 in total current assets and $122,256 in total current liabilities. The change in working capital is the result of the derecognition of several liabilities related to discontinued operations.

Our cash flows for the nine months ended September 30, 2025 and 2024 consisted of the following:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$26,131	$(7,507)
Net cash used in investing activities	(7,291)	(2,819)
Net cash (used in) provided by financing activities	(10,679)	6,815

Net increase (decrease) in cash and cash equivalents	$8,161	$(3,511)
Cash and cash equivalents, end of period	$12,523	$5,773

For the nine months ended September 30, 2025, net cash provided by operating activities was $26,131, consisting primarily of $109,374 of cash received from customers, partially offset by $74,521 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $8,722 of cash paid for interest. For the nine months ended September 30, 2024, net cash used in operating activities was $7,507, consisting primarily of $119,352 of cash received from customers, offset by (i) $83,572 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, and professional services, (ii) an asset impairment of $40,589 and (iii) $2,698 of cash paid for interest.

For the nine months ended September 30, 2025, net cash used in investing activities was $7,291, primarily related to capitalized costs for the Company’s Platform and the purchase of intangible assets. For the nine months ended September 30, 2024, net cash used in investing activities was $2,819 consisting of (i) $54 for purchase of property and equipment and (ii) $2,765 for capitalized costs for our Platform.

For the nine months ended September 30, 2025, net cash used in financing activities was $10,679, consisting of (i) $28 for tax payments relating to the withholding of shares of common stock for certain employees, and (ii) $10,651 for repayments of the Simplify Loan. For the nine months ended September 30, 2024, net cash provided by financing activities was $6,815, consisting of (i) $561 for the payment of the contingent consideration, (ii) $20,027 from repayment of our line of credit with SLR Digital Finance LLC (“SLR”), (iii) $200 from payments of deferred cash payment and (iv) $497 for tax payments relating to the withholding of shares of common stock for certain employees, less (v) $12,000 in net proceeds from the common stock private placement, and (vi) $16,100 in net proceeds from our working capital loan with Simplify.

Share Repurchase Program

On July 31, 2025, we announced a share repurchase program under which we may repurchase up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. The program may be suspended, modified, or terminated at any time. The share repurchase program will be funded through operating cash flow. As of September 30, 2025, no shares have been repurchased under this program.

Results of Operations
Three Months Ended September 30, 2025 and 2024

The following table sets forth revenue, cost of revenue, gross profit, income (loss) from operations, and net income (loss):

	Three Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$29,760	$33,555	$(3,795)	-11.3%
Cost of revenue	14,833	16,562	(1,729)	-10.4%
Gross profit	14,927	16,993	(2,066)	-12.2%
Operating expenses
Selling and marketing	1,342	2,011	(669)	-33.3%
General and administrative	3,213	6,023	(2,810)	-46.7%
Depreciation and amortization	877	905	(28)	-3.1%
Total operating expenses	5,432	8,939	(3,507)	-39.2%
Income (loss) from operations	9,495	8,054	1,441	17.9%
Total other expense	(2,934)	(3,236)	302	-9.3%
Income (loss) before income taxes	6,561	4,818	1,743	36.2%
Income tax (provision) benefit	304	(40)	344	-860.0%
Income (loss) from continuing operations	6,865	4,778	2,087	43.7%

Income (loss) from discontinued operations, net of tax	—	(822)	822	-100.0%
Net income (loss)	$6,865	$3,956	$2,909	73.5%

For the three months ended September 30, 2025, income from continuing operations improved $2,087 to $6,865, as compared to our prior period income from continuing operations of $4,778. This improvement was primarily due to a $3,507 decrease in operating expenses as a result of headcount and consulting spend reductions.

Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$29,760	$33,555	$(3,795)	-11.3%
Cost of revenue	14,833	16,562	(1,729)	-10.4%
Gross profit	$14,927	$16,993	$(2,066)	-12.2%
For the three months ended September 30, 2025, we had gross profit of $14,927, as compared to $16,993 for the three months ended September 30, 2024, a decrease of $2,066. Gross profit percentage for the three months ended September 30, 2025 was 50.2%, as compared to 50.6% for the three months ended September 30, 2024.
Revenue for the period declined due to weaker digital advertising performance. This reduction was largely attributable to algorithmic updates that impacted search rankings across the industry and resulted in lower traffic levels. Cost of revenue decreased proportionally, reflecting the variable cost structure associated with the competitive publishing model. We believe the minimal change in gross profit percentage demonstrates the scalability and resilience of our cost base across varying revenue levels.

The following table sets forth revenue by category:

	Three Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Digital revenue:
Digital advertising	$17,946	$23,068	$(5,122)	-22.2%
Digital subscriptions	1,492	1,806	(314)	-17.4%
Publisher Revenue	5,495	1,733	3,762	217.1%
Performance Marketing	4,043	3,048	995	32.6%
Other digital revenue	291	3,377	(3,086)	-91.4%
Total digital revenue	29,267	33,032	(3,765)	-11.4%
Print revenue	493	523	(30)	-5.7%
Total revenue	$29,760	$33,555	$(3,795)	-11.3%

For the three months ended September 30, 2025, total revenue decreased $3,795, or an 11.3% decrease, to $29,760 from $33,555 for the three months ended September 30, 2024. There was a 11.4% decrease in total digital revenue from $33,032 for the three months ended September 30, 2024 to $29,267 for the three months ended September 30, 2025.
Digital advertising revenue decreased by $5,122 as a result of algorithmic updates that impacted search rankings across the industry and resulted in lower traffic levels. To mitigate the impact of search-related volatility, we continue to refine our content and distribution strategies. These efforts contributed to an increase of $3,762 in publisher revenue, attributable to the continued expansion of our publisher network, as well as an increase of $995 in performance marketing revenue from increased affiliate content output. The decrease in other digital revenue of $3,086 reflects the impact of a licensing agreement that was recognized in the three months ended September 30, 2024.

Cost of Revenue

The following table sets forth cost of revenue by category:

	Three Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change
External cost of content	$4,942	$4,789	$153	3.2%
Internal cost of content	4,783	6,113	(1,330)	-21.8%
Technology costs	3,744	3,983	(239)	(6.0)%
Printing, distribution and fulfillment costs	(98)	45	(143)	(317.1)%
Amortization of developed technology and platform development	1,444	1,474	(30)	(2.0)%
Other	18	158	(140)	(88.3)%
Total cost of revenue	$14,833	$16,562	$(1,729)	(10.4)%
				—%

For the three months ended September 30, 2025, we recognized cost of revenue of $14,833 as compared to $16,562 for the three months ended September 30, 2024, a decrease of $1,729. This decrease was primarily driven by a $1,330 reduction in internal cost of content reflecting the transition of Parade, Men's Journal, and TheStreet to the competitive publishing model during 2025.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended September 30,
	2025	2024
Selling and marketing	$1,342	$2,011
Selling and marketing as a percentage of revenues	5%	6%

For the three months ended September 30, 2025, we incurred selling and marketing expenses of $1,342 as compared to $2,011 for the three months ended September 30, 2024. The decrease of $669 reflects savings achieved through vendor renegotiations and ongoing cost-optimization initiatives across advertising, marketing and adverting operations tools.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Three months ended September 30,
	2025	2024
General and administrative	$3,213	$6,023
General and administrative as a percentage of revenues	11%	18%

General and administrative expenses totaled $3,213 for the three months ended September 30, 2025 down from $6,023 for the three months ended September 30, 2024, a decrease of $2,810. The decrease was primarily driven by lower professional fees following the resolution of certain legal matters, as well as improved collection efforts that resulted in reduced bad debt expense, which was partially offset by higher facility costs associated with a new office space lease.

Segment Revenue

We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.

The following table sets forth revenue by segment:

	Three months ended September 30,
	2025	2024
Segment revenue:
Sports and leisure	$8,290	$13,234
Finance	9,223	7,005
Lifestyle	9,848	7,472
Platform	2,399	5,844
Total Revenue	$29,760	$33,555

Sports & Leisure – the decrease of $4,944 was primarily driven by a decrease in digital advertising revenue due to algorithmic updates that impacted search rankings across the industry and resulted in lower traffic levels.

Finance – the $2,218 increase was primarily attributable to audience and traffic growth resulting from the transition of TheStreet to the competitive publishing model as well as higher performance marketing revenue due to the expansion of our affiliate partner network.

Lifestyle – the increase of $2,376 was driven by an increase in publisher revenue due to the expansion of our publisher network, increased digital advertising revenue as a result of traffic and audience growth due to the transition of Parade to the competitive publishing model, and growth in performance marketing revenue due to the expansion of our affiliate commerce network.

Platform – decrease of $3,445 is driven by a decrease in digital advertising as a result of the reduction in underperforming partner sites.

Segment Gross Profit

The following table sets forth segment gross profit:

	Three Months Ended September 30,
	2025	2024
Gross profit:
Sports and leisure	$4,586	$6,360
Finance	5,822	4,909
Lifestyle	5,920	4,805
Platform	695	3,675
Segment gross profit	$17,023	$19,749

Sports & Leisure – gross profit decreased by $1,774 for the period, primarily due to lower digital advertising revenue resulting from reduced website traffic. This decline in traffic was largely attributable to industry-wide algorithmic updates that impacted search rankings. Despite the decrease in gross profit, gross profit percentage increased, reflecting the benefit of fixed cost reductions within internal cost of content due to the transition of Men's Journal to the competitive publishing model and continued cost management efforts.

Finance – increase of $913 was driven by an increase in digital advertising revenue as well as growth in publisher and performance marketing revenue partially offset by an increase in external cost of content due to the implementation of the competitive publishing model at TheStreet.

Lifestyle – increase of $1,115 was driven by an increase in digital advertising revenue as well as growth in publisher and performance marketing revenue partially offset by an increase in external cost of content due to the implementation of the competitive publishing model at Parade.

Platform – decrease of $2,980 was driven by a decrease in digital advertising as a result of the reduction in underperforming partner sites.

The following table reconciles segment gross profit to gross profit:

	Three Months Ended September 30,
	2025	2024
Segment gross profit	$17,023	$19,749
Arena level activities	—	—
Internal cost of content	279	(84)
Technology costs	(931)	(1,198)
Amortization of developed technology and platform development	(1,444)	(1,474)
Gross profit	$14,927	$16,993

Other Expenses

The following table sets forth other expenses:

	Three Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change

Change in fair value of contingent consideration	$—	$—	$—	100.0%
Interest expense	(2,857)	(3,159)	302	-30.7%
Liquidated damages	(77)	(77)	—	—%
Total other expense	$(2,934)	$(3,236)	$302	-30.2%

Interest Expense – Net interest expense was $2,857 for the three months ended September 30, 2025 compared to $3,159 for three months ended September 30, 2024. The $302 reduction resulted from lower amortization of debt issuance costs and decreased interest charges attributable to a reduced debt balance following repayment of the Simplify Loan in 2025.

Liquidated Damages – We recorded liquidated damages of $77 for the three months ended September 30, 2025, as compared to $77 for the three months ended September 30, 2024.

Income Taxes – We recorded a benefit for income taxes of $304 for the three months ended September 30, 2025, as compared to the provision for income taxes of $40 for the three months ended September 30, 2024. The decrease in our provision for income tax of $344 was primarily due to the passage of the One Big Beautiful Bill Act in July of 2025 which reduced the overall tax expense.

Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$106,587	$89,679	$16,908	18.9%
Cost of revenue	50,556	53,035	(2,479)	-4.7%
Gross profit	56,031	36,644	19,387	52.9%
Operating expenses	0	0	0	—%
Sales and marketing	5,418	10,326	(4,908)	-47.5%
General and administrative	14,696	24,790	(10,094)	-40.7%
Depreciation and amortization	2,648	2,805	(157)	-5.6%
Loss on impairment of assets	—	1,198	(1,198)	-100.0%
Total operating expenses	22,762	39,119	(16,357)	-41.8%
Income (loss) from operations	33,269	(2,475)	35,744	-1444.2%
Total other expenses	(9,034)	(12,289)	3,255	-26.5%
Income (loss) before income taxes	24,235	(14,764)	38,999	-264.1%
Income taxes	(961)	(116)	(845)	728.4%
Income (loss) from continuing operations	23,274	(14,880)	38,154	-256.4%
Income (loss) from discontinued operations, net of tax	96,250	(92,709)	188,959	-203.8%
Net income (loss)	$119,524	$(107,589)	$227,113	-211.1%

For the nine months ended September 30, 2025, income from continuing operations improved $38,154 to $23,274, as compared to our prior period loss of $14,880 from continuing operations. This improvement was driven by an increase of $16,908 in revenue and a $16,357 decrease in operating expenses. These changes reflect the impact of adopting the competitive publishing model throughout the portfolio and cost-savings initiatives including reductions in headcount, consulting spend and other operating costs.

Revenue

	Nine Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$106,587	$89,679	$16,908	18.9%
Cost of revenue	50,556	53,035	(2,479)	-4.7%
Gross profit	$56,031	$36,644	$19,387	52.9%

For the nine months ended September 30, 2025, we had gross profit of $56,031, as compared to $36,644 for the nine months ended September 30, 2024, an increase of $19,387. Gross profit percentage for the nine months ended September 30, 2025 was 52.6%, as compared to 40.9% for the nine months ended September 30, 2024.

The increase in gross profit was driven by an increase in digital advertising revenue due to the implementation of the competitive publishing model across the platform, an increase in publisher revenue due to expansion of our publisher revenue network and an increase in brand participation in our publisher revenue model, and an increase in performance marketing revenue due to growth of our affiliate partner network and expansion of the performance marketing model across the portfolio. The increase in gross profit percentage is attributable to the ability to scale costs under the variable cost structure associated with the competitive publishing model along with reductions in fixed cost, particularly internal cost of content. The combination of these factors resulted in improved efficiency and margin expansion.

The following table sets forth revenue from continuing operations by category:

	Nine Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change

Digital revenue:
Digital advertising	$71,456	$66,535	$4,921	7.4%
Digital subscriptions	4,642	5,510	(868)	-15.8%
Publisher Revenue	14,220	6,118	8,102	132.4%
Performance Marketing	14,563	5,257	9,306	177.0%
Other digital revenue	761	4,710	(3,949)	-83.8%
Total digital revenue	105,642	88,130	17,512	19.9%
Print revenue	945	1,549	(604)	-38.9%
Total revenue	$106,587	$89,679	$16,908	18.9%

For the nine months ended September 30, 2025, total revenue increased $16,908, or an 18.9% increase, to $106,587 from $89,679 for nine months ended September 30, 2024. There was a 19.9% increase in total digital revenue from $88,130 for the nine months ended September 30, 2024 to $105,642 for the nine months ended September 30, 2025.

The primary drivers of the increase include a $4,921 increase in digital advertising revenue due to adoption of the competitive publishing model across the portfolio, an increase in performance marketing revenue of $9,306 due to growth of our affiliate partner network and expansion of the performance marketing model across the portfolio and an increase in publisher revenue of $8,102 due to growth of our publisher revenue network and an increase in brand participation in our publisher revenue model across the portfolio. These increases were partially offset by a decrease in digital subscriptions of $868 due to a decline in subscribers, and a decrease in other digital revenue of $3,949 due to the impact of a licensing agreement that was recognized in the nine months ended September 30, 2024. The decrease in print revenue of $604 is due primarily to the shutdown of the Athlon Outdoor print operations.

The following table sets forth cost of revenue by category:

	Nine Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change

External cost of content	$17,664	$15,258	$2,406	15.8%
Internal cost of content	18,053	19,583	(1,530)	-7.8%
Technology costs	11,121	12,768	(1,647)	-12.9%
Printing, distribution and fulfillment costs	(134)	642	(776)	-120.8%
Amortization of developed technology and platform development	3,828	4,530	(702)	-15.5%
Other	24	254	(230)	-90.4%
Total cost of revenue	$50,556	$53,035	$(2,479)	-4.7%

For the nine months ended September 30, 2025, we recognized cost of revenue of $50,556 as compared to $53,035 for the nine months ended September 30, 2024, representing a decrease of $2,479. Cost of revenue for the nine months ended September 30, 2025 was impacted by an increase in external cost of content of $2,406, which is directly correlated with the expansion of the competitive publishing model across the portfolio and the increase in digital advertising revenue. This change is offset by a $1,530 reduction in internal content costs following adoption of the competitive publishing model across the portfolio, a $1,647 decrease in technology cost resulting from cost rationalization and reduced outside spend, a $776 decline in printing, distribution and fulfillment costs due to the shutdown of Athlon Outdoor print operations, a $702 decrease in amortization of developed technology and platform development costs, and other cost reductions of $230.

Operating Expenses

Selling and Marketing

The following table sets forth selling and marketing expenses from continuing operations by category:

	Nine Months Ended September 30,
	2025	2024
Selling and marketing	$5,417	$8,315
Selling and marketing as a percentage of revenues	5%	9%

For the nine months ended September 30, 2025, we incurred selling and marketing expenses of $5,417 as compared to $8,315 for the nine months ended September 30, 2024. The decrease in selling and marketing expenses of $2,898 is primarily related to decreases in payroll and employee benefits costs of $2,416 due to a reduction in direct sales workforce. In addition, there were decreases in advertising costs of $437, circulation costs of $155, stock-based compensation of $85, and other selling and marketing expenses of $116; partially offset by an increase in professional marketing services of $311.

General and Administrative

The following table sets forth general and administrative expenses by category:

	Nine Months Ended September 30,
	2025	2024
General and administrative	$14,696	$24,790
General and administrative as a percentage of revenues	14%	28%

For the nine months ended September 30, 2025, we incurred general and administrative expenses of $14,696 as compared to $24,790 for the nine months ended September 30, 2024. The $10,094 decrease in general and administrative expenses was primarily driven by a $4,468 reduction in payroll and related expenses as a result of headcount reductions, a $4,214 decline in professional services including accounting, legal and insurance, a $932 decrease in stock-based compensation, and a reduction in other general and administrative expenses of $480.

Segment Revenue

We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.

The following table sets forth revenue by segment:

	Nine Months Ended September 30,
	2025	2024
Segment revenue:
Sports and leisure	$37,476	$36,246
Finance	30,418	18,964
Lifestyle	30,002	22,214
Platform	8,691	12,255
Total Revenue	$106,587	$89,679

Sports & Leisure – increase of $1,230 primarily driven by a $4,301 increase in digital advertising revenue due to audience and traffic growth as a result of the shutdown of the Athlon Sports print operation and the transition of Men's Journal to the competitive publishing model, an increase of $4,124 in publisher revenue due to the expansion of our publisher network, and a $1,855 increase in performance marketing revenue due the expansion of our affiliate partner network, partially offset by a decrease of $8,046 related to the loss of Fan Nation associated with the Sports Illustrated media business.

Finance – increase of $11,454 primarily driven by a $7,017 increase in digital advertising revenue due to audience and traffic growth driven by the transition of TheStreet to the competitive publishing model and a $4,722 increase in performance marketing revenue due to the expansion of our affiliate partner network.

Lifestyle – increase of $7,788 primarily due to a $2,803 increase in performance marketing revenue due to the expansion of our affiliate commerce network, a $2,746 increase in publisher revenue due to the expansion of our publisher network, and a $2,452 increase in digital advertising revenue driven by traffic and audience growth as a result of the transition of Parade to the competitive publishing model.

Platform – decrease of $3,564 driven by a decrease in digital advertising as a result of the reduction in underperforming partner sites.

Segment Gross Profit

The following table sets forth segment gross profit:

	Nine Months Ended September 30,
	2025	2024
Gross profit:
Sports and leisure	$23,012	$17,161
Finance	20,114	12,195
Lifestyle	18,125	14,324
Platform	3,090	5,440
Segment gross profit	$64,341	$49,120

Sports & Leisure – increase of $5,851 due to an increase in digital advertising revenue across our Athlon Sports and Men’s Journal brands as well as growth in publisher and performance marketing revenue partially offset by an increase in external cost of content due to the implementation of the competitive publishing model at Men's Journal as well as growth in high-margin performance marketing and publisher revenue streams.

Finance – increase of $7,919 is driven by an increase in digital advertising revenue as well as growth in publisher and performance marketing revenue partially offset by an increase in external cost of content due to the implementation of the competitive publishing model at TheStreet as well as growth in high-margin performance marketing revenue stream.

Lifestyle –increase of $3,801 driven by an increase in digital advertising revenue as well as growth in publisher and performance marketing revenue partially offset by an increase in external cost of content due to the implementation of the competitive publishing model at Parade as well as growth in high-margin performance marketing and publisher revenue streams.

Platform – decrease of $2,350 is driven by the reduction in underperforming partner sites.

The following table reconciles segment gross profit to gross profit:

	Nine Months Ended September 30,
	2025	2024
Segment gross profit	$64,341	49,120
Arena level activities
Internal cost of content	(906)	(2,224)
Technology costs	(3,576)	(5,722)
Amortization of developed technology and platform development	(3,828)	(4,530)
Gross profit	$56,031	$36,644

Other Expenses

The following table sets forth other expenses:

	Nine Months Ended September 30,		2025 versus 2024
	2025	2024	$ Change	% Change
Change in fair value of contingent consideration	$—	$(313)	$313	-100.0%
Interest expense	(8,806)	(11,747)	2,941	-25.0%
Liquidated damages	(228)	(229)	1	-0.4%
Total other expense	$(9,034)	$(12,289)	$3,255	-26.5%

Change in Fair Value of Contingent Consideration – The change in fair value of contingent consideration for the nine months ended September 30, 2024 of $313, represents the change in fair value of the put option on our common stock in connection with the acquisition of Fexy Studios, where we issued 274,692 shares of our common stock that was subject to a put option under certain conditions (as further described in Note 8, Fair Value, in our accompanying condensed consolidated financial statements).

Interest Expense – We incurred interest expense, net of $8,806 for the nine months ended September 30, 2025, as compared to $11,747 for the nine months ended September 30, 2024. The decrease in interest expense of $2,941 resulted from lower amortization of debt issuance costs and lower interest charges attributable to a reduced debt balance following repayment of the Simplify Loan in 2025.

Liquidated Damages – We recorded liquidated damages of $228 for the nine months ended September 30, 2025, as compared to $229 for the nine months ended September 30, 2024.

Income Taxes – We recorded a provision for income taxes of $961 for the nine months ended September 30, 2025, as compared to $116 for the nine months ended September 30, 2024. The increase in our provision for income tax of $845 was primarily related to our expected annual effective tax rate increase as a result of improved operating results.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$6,865	$3,956	$119,524	$(107,589)
(Income) loss from discontinued operations	—	822	(96,250)	92,709
Income (loss) from continuing operations	6,865	4,778	23,274	(14,880)
Add:
Interest expense (net) (1)	2,857	3,159	8,806	11,747
Income taxes	(304)	40	961	116
Depreciation and amortization (2)	2,321	2,379	6,476	7,335
Stock-based compensation (3)	86	732	417	2,144
Change in valuation of contingent consideration (4)	—	—	—	313
Liquidated damages (5)	77	77	228	229
Loss on impairment of assets (6)	—	—	—	1,198
Employee restructuring payments (7)	—	(8)	1,139	5,776
Adjusted EBITDA	$11,902	$11,157	$41,301	$13,978

(1)
Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $32 and $30 for amortization of debt discounts for the three months ended September 30, 2025 and 2024 respectively, as presented in our condensed consolidated statements of cash flows, which are noncash items. Interest expense includes $95 and $626 for amortization of debt discounts for the nine months ended September 30, 2025 and 2024 respectively.

(2)
Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $1,444 and $1,474 for the three months ended September 30, 2025 and 2024, respectively, and depreciation and amortization is included within operating expenses of $877 and $905 for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $3,828 and $4,530 for the nine months ended September 30, 2025 and 2024, respectively, and depreciation and amortization is included within operating expenses of $2,648 and $2,805 for the nine months ended months ended September 30, 2025 and 2024, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

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
(7)
Employee restructuring payments represents severance payments to employees under employer restructuring arrangements and payments for the three and nine months ended September 30, 2025 and 2024, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2025 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to the material weaknesses described below.

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

These material weaknesses have not been remediated as of the date of filing of this Quarterly Report. We have initiated the following remedial measures to address these material weaknesses and will continue to evaluate and adjust remediation actions as needed to ensure the remedial measures remain appropriate and are sustainable:

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

Changes in Internal Control over Financial Reporting

Except as described above under “Material Weakness in Internal Control over Financial Reporting and Remediation Plan,” there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our search engine optimization capability in connection with audience acquisition efforts substantially depends on various internet search engines, such as Google, to direct a significant amount of traffic to the content published on the Platform. Algorithms are used by these search engines to determine search result listings and the order of such listings displayed in response to specific searches. Search engines frequently revise their algorithms in an attempt to optimize their search result listings. We believe that recent algorithm changes adversely affected traffic and revenue performance during the current quarter and similar changes could impact future periods. Future algorithm changes by Google or any other search engines could cause content published on the Platform to receive less favorable placements, which could reduce the number of readers who view this content and impact our ability to effectively serve digital advertisements to our audience. If we are unable to respond effectively to changes made by search engine providers to their algorithms and other processes, this could have a material adverse effect on our revenues and operating results.

The Simplify loan and our Renew term debt mature in December 2026, and failure to refinance this debt may adversely affect our liquidity and operations.

The Simplify loan, which provides for borrowings of up to $50 million, matures on December 1, 2026, and our Renew term debt matures on December 31, 2026. While we have reported net income for the past four quarters and currently maintain a cash balance of approximately $15 million, our ability to meet ongoing liquidity needs and support future growth is dependent, in part, on our access to external financing. We intend to refinance or replace the Simplify loan and our Renew term debt prior to their due dates; however, there can be no assurance that we will be able to do so on terms that are acceptable to us, or at all, and our cash flow may not be sufficient to allow us to pay principal and interest on this debt and meet our other obligations. If we cannot generate or obtain needed funds, we might be forced to make substantial reductions in our operating and capital expenses or pursue restructuring plans, which could adversely affect our business operations and ability to execute our current business strategy. In addition, if a default occurs as a result, the lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, if repayment of our indebtedness is accelerated as a result of such default, we cannot assure you that we would have sufficient assets or access to credit to repay such indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Repurchases of Equity Securities

During the three months ended September 30, 2025, the Company did not repurchase any shares of its common stock under its previously announced share repurchase program. As of September 30, 2025, a total of 3,000,000 shares remained available for repurchase under the program. The following table sets forth certain information with respect to repurchases of our common shares during the three months ended September 30, 2025:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
Jul 1- Jul 31, 2025	0	—	0	3,000,000
Aug 1- Aug 31, 2025	2,026	$5.9	0	3,000,000
Sep 1- Sep 30, 2025	0	—	0	3,000,000
Total	2,026	$5.9	0	3,000,000

(1) This amount includes 2,026 common shares acquired at a cost of $12,000 to satisfy employee income tax withholding associated with the vesting of restricted common stock.
(2) Average price paid per share includes broker commissions, if any.
(3) On July 31, 2025, we announced a share repurchase program under which we may repurchase up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. The program may be suspended, modified, or terminated at any time. The share repurchase program will be funded through operating cash flow. As of September 30, 2025, no shares have been repurchased under this program.

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

The Arena Group Holdings, Inc.

Date: November 13, 2025	By:	/s/ PAUL EDMONDSON
Paul Edmondson
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer