Form 10-K
period 2025-12-31
Arena Group Holdings, Inc.
filed 2026-03-16
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Emerging growth company ☐
If emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒
As of June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter for fiscal 2025, the aggregate market value of the common stock held by non-affiliates was $81,343,120. This calculation is based upon the closing price of the common stock of $6.20 per share on that date, as reported by the NYSE American.
As of March 16, 2026, the Registrant had 47,602,790 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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
Forward-looking statements in this Annual Report on Form 10-K, for example, statements about:
•our ability to achieve and maintain profitability in the future;
•our ability to maintain an effective system of internal control over financial reporting;
•the success of strategic relationships with third parties;
•our ability to recruit and retain qualified personnel;
•our ability to manage our growth effectively, including through strategic acquisitions;
•our ability to attract, develop, and retain capable Publisher Partners (as described below) and Expert Contributors (as described below);
•our ability to attract new advertisers and to persuade existing advertisers to continue to advertise on the Platform (as described below);
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to attract, engage, and retain audiences;
•protecting and monetizing our intellectual property;
•maintaining and growing revenue streams;
•retaining and growing trust in our brand and journalism given recent advances in Generative Artificial Intelligence;
•our ability to continue to satisfy NYSE American listing rules;
•our estimates of the sufficiency of our existing capital resources combined with future anticipated cash flows to finance our operating requirements; and
•other factors detailed under the section entitled “Risk Factors.”
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
We utilize a proprietary entrepreneurial publishing model designed to scale digital content with high efficiency and minimal capital intensity. Central to this strategy is the alignment of editorial incentives with audience engagement. Our entrepreneurial publishing framework replaces traditional fixed labor costs with a performance-based, variable cost structure where individual creators contributing content to our owned and operated sites ("Expert Contributors") earn a share of revenue generated by their specific channels.
Our platform empowers creators and entrepreneurs to build thriving digital businesses leveraging our infrastructure, audience development expertise, and monetization engine to accelerate growth. Through our portfolio of owned and operated brands, including TheStreet, Parade, Men’s Journal, Athlon Sports, the Adventure Network (which includes Surfer, Powder, and Bike among other brands), and others, we deliver trusted content and meaningful experiences to millions of users each month.
Our model blends the agility of entrepreneurship with the scale of a media network, driving growth for our partners, advertisers, and audiences alike.
Our Verticals and Growth Strategy
Our business model is to grow the audience across our verticals while striving to diversify revenue and drive gross profit through traditional media brands as well as new digital-first brands. We believe our vertical model allows us to leverage audience growth, technological efficiencies and cost savings across all of our brands.

Our growth strategy focuses on the following pillars:
Platform Scalability and Operational Excellence - we provide a unified technological infrastructure that allows both owned-and-operated brands and independent third parties producing and publishing content on their own domains ("Publisher Partners") to scale efficiently. By centralizing back-end operations, including content management, third-party search engine optimization, and data analytics, we reduce overhead and allow editorial teams to focus on high-impact content production.
Strategic Audience Expansion - we aim to grow our reach by deepening engagement within our existing core verticals while selectively entering new high-value categories.
Modernized Monetization and Distribution - to maximize the value of our audience, we are focused on diversifying revenue streams:
•Yield Optimization: Utilizing proprietary technology to enhance programmatic revenue and first-party data collection.
•Multi-Channel Syndication: Expanding the reach of our content through third-party platforms and strategic syndication networks to capture off-platform audiences.
•E-commerce and Social Selling: Aggressively expanding our commerce capabilities to capture direct consumer spend. This includes:
•Affiliate Revenue: Integrating contextually relevant product recommendations across our vertical sites to generate high-margin referral fees.
•Digital Commerce Integration: Leveraging our 2025 acquisition of the ShopHQ brand and its extensive first-party customer data to bridge the gap between media and marketplace. By transitioning ShopHQ to a digital-first, dropship-focused model, we utilize creator-led "live selling" and social commerce to monetize our audience's intent in real-time.

Our business is organized into the following verticals:
Sports & Leisure Vertical - our Sports & Leisure vertical is anchored by iconic legacy brands and high-velocity digital properties that capture the full spectrum of fan and enthusiast interests.
•Anchor Brands: Athlon Sports, The Spun, and Lindy’s Sports, which was acquired in 2025.
•Enthusiast Brands: Men’s Journal, Men’s Fitness, and Adventure Network, which includes specialized titles such as Surfer, Powder, Bike, TransWorld SKATEboarding, and Snowboarder.

Finance Vertical – our Finance vertical delivers high-intent audience segments through its business news coverage, market data and analysis, and investigative journalism.
•Anchor Brand: TheStreet.
•Enthusiast Brand: Autoblog, which was acquired in 2025 and provides comprehensive coverage and consumer tools for the automotive market.

Lifestyle Vertical – our Lifestyle vertical leverages widespread brand recognition to drive daily engagement across a broad range of consumer interests through entertainment and lifestyle content.
•Anchor Brand: Parade.
•Enthusiast Brands: PetHelpful, Parade Pets, TravelHost, DenGarden, and Parade Home & Garden.

Platform & Other Vertical - in addition to the owned-and-operated brands included in the verticals above, we empower an ecosystem of Publisher Partners. These independent websites leverage our proprietary platform and technology suite and monetization tools.
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
As of December 31, 2025, we had seven issued patents in the United States, all expiring by 2033.
As of December 31, 2025, we also owned approximately 1,300 U.S. copyright registrations and had unregistered copyrights in our software documentation, software code, marketing materials, and website content that we developed, and owned over 1,300 registered domain names. As of December 31, 2025, we also owned approximately 160 U.S. trademark registrations, 1 pending U.S. trademark applications, and 93 issued foreign trademark registrations and 10 pending foreign trademark applications in over 30 countries, and a number of unregistered marks that we use in the United States and other countries to promote our brands.
Our registered trademarks are all subject to maintenance or renewal at various times through 2034.
We will continue to file updated trademark applications in the United States and abroad to reflect our branding evolution and to continue strengthening our trademark portfolio as financial resources permit. From time to time, we also expect to file additional patents and copyrights.
Publisher Partners and Licensing
We developed the Platform, a proprietary online publishing platform that provides our owned and operated media businesses and Publisher Partners the ability to produce and manage editorially focused content through tools and services provided by us. We have also developed proprietary advertising technology, techniques and relationships that allow us, our Publisher Partners, and our Expert Contributors to monetize editorially focused online content through various display and video advertisements and tools and services for driving a subscription or membership based business and other monetization services (the “Monetization Solutions” and, together with the Platform, the “Platform Services”). Our Platform offers audiences bespoke content with optimized design and page construction.
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
Human Capital Resources
Our total number of employees as of December 31, 2025 was 164, of which 159 were full-time employees and 5 were part-time employees. As of December 31, 2025, no employees are represented by a union.
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
Seasonality
We experience seasonality in our business as a result of typical seasonal spending trends in the advertising industry due to consumer behavior and market activity throughout the year. These seasonal trends are driven by calendar or commercial events that happen annually including holidays, weather, school terms, sports seasons and major sporting events. Seasonality can be viewed between our fiscal quarters. The first quarter of the calendar year is notably our most challenging quarter for revenue performance. During this quarter, advertisers are planning their budgets and current year spend and consumer spending declines after the holidays. As a result, Revenue per Page View (“RPM”) is typically lowest during the first quarter. During the second quarter of the calendar year, we typically see advertisers starting to spend their budgets more actively, which results in RPMs starting to recover. Summer is traditionally a quiet season, as people spend more time outdoors and less time online resulting in lower revenue in the third quarter. Advertisers usually readjust their budgets during this time and devise new strategies for the remainder of the year. Naturally, we see the highest dip in July, after which RPMs gradually start to increase. The fourth quarter of the calendar year often represents our strongest period as advertising demand typically peaks during the holiday season. This trend is magnified by professional sports and college football calendars as related coverage accounts for a significant portion of our advertising revenue during that period of the year. Other sporting events such as the Super Bowl, the Winter and Summer Olympics, soccer’s World Cup, and major golf, tennis and cycling events create increased traffic at the time of these respective events.
Competition
The digital media landscape is highly fragmented, with competition for audience attention and advertising spend originating from both niche content creators and global technology platforms. We compete primarily on our ability to aggregate high-intent audiences within specialized verticals and provide them with premium, authoritative content.
To differentiate our platform, we deploy a disciplined suite of processes, data-driven tactics, and AI-enabled tools designed to optimize the lifecycle of digital content.
We categorize our competition across digital-first publishers and enthusiast networks that compete for endemic advertising dollars and specific audience interests in sports, finance, and lifestyle, as well as large-scale entities and search engines that command broad market share of global advertising budgets and general consumer attention. The following is a list of possible competitors and their respective categories:
•Vice, Buzzfeed, Business Insider, et al., producers of niche content, leveraging social media, mobile, and video to compete for ad dollars;
•Fortune, CNN, ESPN, Yahoo!, Google, et al., major media companies and producers of general content which also compete for ad dollars;
•WordPress, Medium, RebelMouse, Arc, content management software providers, open to all including experts and professionals, which compete for publishers;
•Leaf Group Ltd. and Future PLC, which compete for partners and ad dollars;
•YouTube, X (formerly known as Twitter), Facebook, Reddit, social media platforms open to all creators and which also compete for ad dollars and publishers; and
•Affiliate networks such as Liberty Alliance, which compete for ad dollars.
In addition, we view diversified digital holding companies such as People Inc. and Ziff Davis as peer companies for purposes of performance comparisons even though we do not consider them direct competitors.
We believe our competitive position is fortified by our unified technology stack, our proprietary audience data, and the proven scalability of our platform model.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Listed below is a summary of the principal risks that could adversely affect our business, operations and financial results. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. There are numerous factors that affect our business, operations and financial results, many of which are beyond our control. The risks described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, or our ability to pay our debts and other liabilities could suffer. As a result, the trading price and liquidity of our securities could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Cautionary Statement Regarding Forward-Looking Information.” All dollar figures are presented in thousands unless otherwise stated.
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
The success of our business and our ability to attract and retain advertisers heavily depends on the size of our user base and the level of engagement of our users. Several factors could negatively affect user retention, growth, and engagement, including if:
•our users increasingly engage with competing platforms instead of the Platform;
•we fail to introduce new and exciting products and services, or such products and services do not achieve a high level of market acceptance;
•we fail to accurately anticipate user needs, or we fail to innovate and develop new software and products that meet these needs;
•we fail to price our products competitively;
•we do not provide a compelling user experience because of the decisions we make regarding the type and frequency of advertisements that we display;
•we are unable to combat spam, bugs, malwares, viruses, hacking, or other hostile or inappropriate usage of our products or the Platform (as defined below);
•there are changes in user sentiment about the quality or usefulness of our existing products in the short-term, long-term, or both;
•there are increased user concerns related to privacy and information sharing, safety, or security on the Platform;

•there are adverse changes in our products or services that are mandated by legislation, regulatory authorities, or legal proceedings;
•technical or other problems frustrate the user experience, particularly if those problems prevent us from delivering our products in a fast and reliable manner;
•we, our Publisher Partners, or other companies in our industry are the subject of adverse media reports or other negative publicity, some of which may be inaccurate or include confidential information that we are unable to correct or retract; or
•we fail to maintain our brand image or our reputation is damaged.
Provisions in our current debt obligations or any future indebtedness may limit our discretion in operating our business.
The third amended and restated note purchase agreement (the “Third A&R NPA”) is, and any future indebtedness may be, secured by all or a portion of our assets in which the lenders may have a security interest. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Third A&R NPA, our other current debt agreements or any of our future indebtedness, limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Third A&R NPA, our other current debt agreements, or any of our future indebtedness may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more.
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
Our search engine optimization capability in connection with audience acquisition efforts substantially depends on various internet search engines, such as Google, to direct a significant amount of traffic to the content published on the Platform. Algorithms are used by these search engines to determine search result listings and the order of such listings displayed in response to specific searches. Search engines frequently revise their algorithms in an attempt to optimize their search result listings. We believe that recent algorithm changes adversely affected traffic and revenue performance during the year ended December 31, 2025 and similar changes could impact future periods. Future algorithm changes by Google or any other search engines could cause content published on the Platform to receive less favorable placements, which could reduce the number of readers who view this content and impact our ability to effectively serve digital advertisements to our audience. If we are unable to respond effectively to changes made by search engine providers to their algorithms and other processes, this could have a material adverse effect on our revenues and operating results.
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
We rely on content created by Expert Contributors to attract users that drive advertising and subscription revenue. The loss of the services of any of such key contributors could have a material adverse effect on our business, operating results, and financial condition. Competition for such contributors is intense, and there can be no assurance that we will be able to successfully attract, assimilate, or retain them which could have a material adverse effect on our business, financial condition, or results of operations.
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
Changes in regulations, government funding, trade policies and tariffs imposed by the U.S. and other governments could have an impact on advertisers and the advertising market. If advertisers’ operating costs increase due to the changes in policy, and they are unsuccessful in passing these increases along to consumers, then the advertisers will likely seek to reduce costs in other ways, including the amount of their advertising. Additionally, changes in regulations, government funding, trade policies and tariffs could also have the impact of preventing advertisers from deploying new goods and services and reducing the related advertising dollars. The tariffs by the U.S. government on product imports from certain countries may result in an outsize impact on certain industries that are key advertising categories for us, including automotive and consumer goods. The uncertainty regarding the ultimate impact of any changes in regulations, government funding, trade policies or tariffs could also impact advertisers as they continue to determine changes needed to their businesses. Such changes in trade policy or the imposition of tariffs could have a material adverse effect on our customers’ advertising spend, which could have a material adverse effect on our business, results of operations, and financial condition.
Our services involve the storage and transmission of digital information; therefore, cybersecurity incidents, including those caused by unintentional errors and those intentionally caused by third parties, may expose us to a risk of loss, unauthorized disclosure or other misuse of this information, litigation liability, regulatory exposure, reputational harm and increased security costs.
We and our third party service providers experience attempted cyber-attacks of varying degrees on a regular basis. We expect to incur significant, increasing costs in ongoing efforts to detect and prevent cybersecurity-related incidents. We cannot ensure that our efforts to prevent cyber security incidents will succeed. While we purchase liability coverage for certain of these types of matters, a significant cybersecurity incident could subject us to reputational harm, loss of revenue, financial liability and other damage that may exceed our insurance coverage and preclude us from obtaining adequate insurance levels in the future.

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
As discussed in Item 9A of this Annual Report on Form 10-K, in the course of preparing our financial statements, we identified a material weakness in our internal control over financial reporting: we did not design and maintain effective controls over the completeness and accuracy of information received from a third-party programmatic advertising services provider used in recording certain advertising revenues. As a result of the identified material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A of this Annual Report on Form 10-K did not result in any misstatement of our financial statements. Although our management is currently undertaking remedial actions to address the material weakness identified as of December 31, 2025, we may in the future discover material weaknesses in other areas of our internal control over financial reporting that require remediation.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiency that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.

If we fail to timely meet our reporting obligations under the Exchange Act, Sarbanes -Oxley and other applicable securities rules and regulations in their entirety, we could be subject to penalties under federal securities laws and regulations of the NYSE American and face lawsuits, and our ability to access financing on favorable terms could be restricted severely. We will also not be able to obtain independent accountant certifications required for public companies under Sarbanes-Oxley. In addition, pursuant to Section 404 of Sarbanes-Oxley, we are required to evaluate and provide a report of management on our internal control over financial reporting which has, and will continue to, require increased costs, expenses and management resources. In addition, we are required to engage independent auditors to express an opinion on internal control over financial reporting. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.
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
Our future liquidity and capital requirements will depend upon numerous factors, including the success of our business, our offerings, competing technological developments, and general economic and market conditions, which have presented substantial uncertainty in recent months. We may need to raise funds through public or private financings, strategic relationships, or other arrangements. There can be no assurance that such funding will be available on terms acceptable to us, or at all.

Debt financing, if available, may involve restrictive covenants that may limit our operating flexibility with respect to certain business matters. Strategic arrangements may require us to relinquish our rights or grant licenses to some or substantial parts of our intellectual property.

In addition, our previously effective shelf registration statement on Form S-3 expired in December 2025. As a result, we currently do not have an effective general purpose shelf registration statement on file with the Securities and Exchange Commission, which may further limit our ability to raise capital through public offerings in a timely manner. While we may seek to file a new registration statement, there can be no assurance as to when it will become effective or whether market conditions will be favorable for future offerings. Furthermore, any equity financing could be dilutive to existing stockholders. If funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences, or privileges senior to those of the holders of our existing capital stock.

If adequate funds are not available on acceptable terms, we may not be able to continue operating, develop or enhance products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results, and financial condition.

We have a history of losses.
Although we achieved income from continuing operations of $28.6 million in 2025, our accumulated deficit as of December 31, 2025 remains substantial at $354.5 million, reflecting our historical losses. If we are unable to sustain revenue growth or further reduce costs, we may return to operating losses, which could require us to seek additional capital. There is no assurance that such capital will be available on favorable terms, or at all, which could adversely affect our ability to execute our business strategy and maintain operations.
Our results of operations may fluctuate significantly and may not meet our expectations or those of securities analysts and investors.
We operate in an evolving industry, and as a result, our business has evolved over time such that our operating history makes it difficult to evaluate our business and future prospects. Our results of operations have fluctuated in the past, and future results of operations are likely to fluctuate as well. We may not be able to sustain current growth rates, current revenue levels, or sustain profitability. In addition, because our business is evolving, our historical results of operations may be of limited utility in assessing our future prospects. We expect to face challenges, risks, and difficulties frequently experienced by growing companies in rapidly developing industries, including those relating to:
•changes in demand and pricing for our products, services and the Platform;
•developing, maintaining, and expanding relationships with Expert Contributors, Publisher Partners and advertisers;
•innovating and developing new solutions that are adopted by and meet the needs of Publisher Partners and advertisers;
•competing against companies with a larger user and customer base or greater financial or technical resources;
•changes in the pricing policies of Publisher Partners, advertisers and competitors;
•changes in our access to valuable user data;
•costs to develop and upgrade the Platform to incorporate new technologies;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•seasonality in our business;
•the length and complexity of our sales cycles;
•the timing of stock-based compensation expense;
•potential costs to attract, onboard, retain and motivate qualified personnel;
•responding to evolving industry standards and government regulations that impact our business, particularly in the areas of data protection and consumer privacy;
•changes in demand as a result of changes in the macroeconomic environment, as a result of inflation, changes in interest rates or foreign exchange rates, or otherwise; and
•further expanding our business in other markets.

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
As of December 31, 2025, we had federal net operating loss carryforwards, or NOLs, due to prior period losses of approximately $193.5 million, and certain NOLs could expire before we generate sufficient taxable income to make use of our NOLs. Subject to certain limitations, NOLs can be used to offset taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit certain NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our Company. If an “ownership change” occurs, Section 382 would impose an annual limit on certain pre-ownership NOLs and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing those tax attributes to expire unused. In addition, our ability to use our net operating losses is dependent on our ability to generate taxable income, and certain net operating losses could expire before we generate sufficient taxable income to make use of our net operating losses.

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
Our Certificate of Incorporation provides that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. In addition, Section 145 of the DGCL or our Certificate of Incorporation provides that:
•We indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a legal proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•The rights conferred in our Certificate of Incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons.
•We may not retroactively amend our Certificate of Incorporation or indemnification agreement, if any, to reduce our indemnification obligations to directors, officers, employees, and agents.
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
Stocks of companies in the media and technology industries have historically experienced high levels of volatility. The trading price of our common stock has fluctuated substantially and may continue to do so. These fluctuations could cause you to incur substantial losses, including all of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock, some of which are beyond our control and may not be related to our operational or financial performance, include, among others, the following:
•price and volume fluctuations in the overall stock market from time to time;
•announcements of new products, solutions or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•fluctuations in the trading volume of our shares or the size of our public float, including in connection with an acquisition;
•sales of large blocks of our common stock;
•actual or anticipated changes or fluctuations in our results of operations or financial projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•recruitment or departures of key personnel;
•governmental or regulatory developments or actions, or litigation involving us, our industry, or both
•general economic conditions and trends, including inflation and fluctuating interest rates;

•general political conditions and trends, political instability and acts of war or terrorism, including the ongoing conflict between Russia and Ukraine, as well as in the Middle East;
•public health crises and related measures to protect the public health (such as the COVID-19 pandemic);
•major catastrophic events in our domestic and foreign markets;
•changes in accounting standards, policies, guidelines, interpretations, or principles; and
•“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Item 2. Properties
As of December 31, 2025, we have a lease for office space that we occupy in New York, New York. Though we operate our business partially in a virtual environment, we utilize our office space in New York in regular operations. To the extent we need to lease additional physical properties in the future, we believe we would be able to find suitable properties at market rates.
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
On March 21, 2024, the former CEO and Chairman of the Company’s Board of Directors filed an action against the Company, members of its then-current Board of Directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20.0 million. The Company and Board member Carlo Zola filed a Cross Complaint and Answer on June 20, 2024. Apart from Mr. Zola, the remaining individual Board member defendants successfully filed a Motion to Quash Service of Summons based on lack of jurisdiction, and they have been dismissed from the case. Simplify was also dismissed from the case. On September 13, 2024, the former CEO and Chairman filed an Answer to the Company’s Cross Complaint.
On May 15, 2025, the former CEO and Chairman of the Company’s Board of Directors filed a First Amended Complaint, which adds a new cause of action for alleged breach of contract based upon the Company’s refusal to advance certain attorneys’ fees to him. On May 28, 2025, the Company filed an Answer to the First Amended Complaint. The Company intends to vigorously defend itself against the allegations made in this lawsuit.
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
Holders
As of March 16, 2026, there were approximately 130 holders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never paid cash dividends on our common stock, and our present policy is to retain any future earnings to support our operations, finance the growth and development of our business, and for other general corporate purposes which may include share repurchases, acquisitions, or other strategic opportunities. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth certain information with respect to repurchases of shares of our common stock during the quarter ended December 31, 2025:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
October 1-October 31, 2025	–	$–	–	3,000,000
November 1-November 30, 2025	–	–	–	3,000,000
December 1-December 31, 2025	–	–	–	3,000,000
Total	–	$–	–	3,000,000

(1) This amount includes – shares of common stock acquired at a cost of $– to satisfy employee income tax withholding associated with the vesting of restricted common stock.
(2) Average price paid per share includes broker commissions, if any.
(3) On July 31, 2025, we announced a share repurchase program under which we may repurchase up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. The program may be suspended, modified, or terminated at any time. The share repurchase program will be funded through operating cash flow. As of December 31, 2025, no shares have been repurchased under this program.
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
Key Operating Metrics
Our key operating metrics are:
•Revenue per page view (“RPM”) – represents the advertising revenue earned per 1,000 pageviews. It is calculated as our advertising revenue during a period divided by our total page views during that period and multiplied by $1,000; and
•Monthly average pageviews – represents the total number of pageviews in a given month or the average of each month’s pageviews in a fiscal quarter or year, which is calculated as the total number of page views recorded in a quarter or year divided by three months or 12 months, respectively.
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
For the years ended December 31, 2025 and 2024, our RPM was $23.84 and $23.31, respectively. The 2% increase in RPM reflects favorable pricing in the digital display advertising market compared to the prior year.
For the years ended December 31, 2025 and 2024, our monthly average pageviews were 304,387,756 and 332,913,662, respectively. The 9% decline in monthly average pageviews was driven by the cessation of FanNation operations in March 2024. Excluding impact from changes with FanNation sites, organic pageviews remained relatively stable compared to the prior year.

Impact of Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. Increases in inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and in the Middle East and the responses thereto, and the impact of tariffs on print production costs and the overall market for advertising may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in Part 1, Item 1A of this Annual Report on Form 10-K.
Liquidity and Capital Resources
Liquidity and Going Concern
Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
In the year ended December 31, 2024, we disclosed that substantial doubt existed regarding our ability to continue as a going concern due to recurring losses, a working capital deficit, and limited liquidity. The previously disclosed working capital deficit existed due to the classification of our outstanding debt as a current liability and the accrual of several liabilities from discontinued operations (see Note 3 to the consolidated financial statements). We continue to improve our financial performance through revenue growth and reduction of costs and monthly cash requirements, and to maintain compliance with the terms of all outstanding debt agreements, and have taken actions to resolve current and potential future liabilities, such as resolving pending litigation. We reported consecutive profitable results in the third and fourth quarters of 2024 and throughout 2025.
As a result of these developments, which primarily reflect improvements achieved during 2024 and 2025, management has concluded that the conditions that previously raised substantial doubt about our ability to continue as a going concern no longer exist. Accordingly, management has determined that there is no longer substantial doubt about our ability to continue as a going concern for at least one year from the date the financial statements are issued.
Cash and Working Capital Facility
As of December 31, 2025, our principal sources of liquidity consisted of cash of $10,338 and accounts receivable from continuing operations, net of our allowance for credit losses, of $22,270. In addition, as of December 31, 2025, we had $25,000 available for additional use under our working capital loan with Simplify. As of December 31, 2025, the outstanding balance of the Simplify working capital loan was $0. Our cash balance as of the issuance date of our accompanying consolidated financial statements was $13,272.
Debt Financings and Obligations
The following table summarizes information about our term debt:

	As of December 31,
	2025	2024
Total debt obligations, gross	$97,691	$121,342
Weighted-average interest rate	10.8%	10.4%
Weighted-average term (in months)	24	24
Simplify Loan facility capacity	$25,000	$50,000
Simplify Loan facility availability	$25,000	$39,349

Debt Activity
Our debt activity during the year ended December 31, 2025 was as follows:
•On December 31, 2025, the Company entered into Amendment No. 2 to Loan Documents with Simplify, which reduced the maximum principal amount available under the Simplify Loan to $25,000 and extended the maturity date to December 1, 2027. All other material terms and conditions of the Simplify Loan, as previously disclosed, remain unchanged. As of December 31, 2025, nothing was outstanding on the Simplify Loan.
•During the year ended December 31, 2025, we repaid $10,651 under our line of credit.
•During the year ended December 31, 2025, we extended the maturities for our Term Debt (as defined in the notes to consolidated financial statements) to December 31, 2027 and made a $13,000 curtailment payment.
Our debt activity during the year ended December 31, 2024 was as follows:
•On August 19, 2024, in connection with the March 13, 2024 amendment to the Simplify Loan facility, which bears interest at 10% per annum of the amount advanced, we entered into an Amended Promissory Note and a common stock purchase agreement (the “Common Stock Purchase Agreement”) with Simplify, whereby during the year ended December 31, 2024 we borrowed $25,651 under the Simplify Loan, of which $15,000 was exchanged for shares of our common stock in August 2024. As of December 31, 2024, the balance outstanding on the Simplify Loan was $10,651.

Future Debt Obligations – As of December 31, 2025, our future contractual debt obligations were $97,578 maturing on December 31, 2027.
Material Contractual Obligations
We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 7, Leases, Note 14, Liquidated Damages Payable, and Note 17, Term Debt, in our accompanying consolidated financial statements for amounts outstanding as of December 31, 2025, related to leases, liquidated damages, bridge financing and long-term debt.
Working Capital Surplus (Deficit)
We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital surplus (deficit) as of December 31, 2025 and 2024 was as follows:

	As of December 31,
	2025	2024
Current assets	$35,630	$40,234
Current liabilities	(17,003)	(122,256)
Working capital surplus (deficit)	18,627	(82,022)
As of December 31, 2025, we had a working capital surplus of $18,627 (consisting of $35,630 in total current assets and $17,003 in total current liabilities), as compared to a working capital deficit of $82,022 as of December 31, 2024. As of December 31, 2024, our working capital deficit consisted of $40,234 in total current assets and $122,256 in total current liabilities.

Our cash flows during the years ended December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Net cash provided by (used in) operating activities	$39,246	$(16,076)
Net cash used in investing activities	(9,590)	(5,175)
Net cash (used in) provided by financing activities	(23,680)	16,329
Net increase (decrease) in cash and cash equivalents	$5,976	$(4,922)
Cash and cash equivalents, end of period	$10,338	$4,362
For the year ended December 31, 2025, net cash provided by operating activities was $39,246, consisting primarily of $89,496 of cash paid to employees, Publisher Partners, Expert Contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $11,551 of cash paid for interest, offset by $140,293 of cash received from customers. For the year ended December 31, 2024, net cash used in operating activities was $16,076, consisting primarily of $147,507 of cash paid to employees, Publisher Partners, Expert Contributors, suppliers, and vendors, and for revenue share arrangements, advance of royalty fees, and professional services, and $17,837 of cash paid for interest, offset by $149,268 of cash received from customers.
For the year ended December 31, 2025, net cash used in investing activities was $9,590, consisting of (i) $2,550 for purchase of intangible assets and (ii) $7,040 for capitalized costs for our Platform. For the year ended December 31, 2024, net cash used in investing activities was $5,175, consisting of $5,121 for capitalized costs for our Platform and $54 for purchase of property and equipment.
For the year ended December 31, 2025, net cash used in financing activities was $23,680, primarily consisting of (i) $13,000 curtailment payment of our term debt, (ii) $10,651 repayment of the Simplify Loan, (iii) $29 for tax payments relating to the withholding of shares of common stock for certain employees. For the year ended December 31, 2024, net cash provided by financing activities was $16,329, primarily consisting of (i) $561 for the payment of the contingent consideration, (ii) $20,027 from repayment of our line of credit with SLR Digital Finance LLC (“SLR”) (iii) $534 for tax payments relating to the withholding of shares of common stock for certain employees and (iv) $200 payment of deferred cash payments for an acquisition, less (v) $12,000 in net proceeds from the common stock private placement, and (vi) $25,651 in net proceeds from our working capital loan with Simplify.

Results of Operations
Comparison of Fiscal 2025 to Fiscal 2024

	Years Ended December 31,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$134,828	$125,907	$8,921	7.1%
Cost of revenue	66,479	70,189	(3,710)	-5.3%
Gross profit	68,349	55,718	12,631	22.7%
Operating expenses
Selling and marketing	7,033	12,548	(5,515)	-44.0%
General and administrative	17,056	30,399	(13,343)	-43.9%
Depreciation and amortization	3,469	3,704	(235)	-6.3%
Loss on impairment of assets	–	1,198	(1,198)	-100.0%
Total operating expenses	27,558	47,849	(20,291)	-42.4%
Income from operations	40,791	7,869	32,922	418.4%
Total other expense	(11,663)	(15,287)	3,624	23.7%
Income (loss) before income taxes	29,128	(7,418)	36,546	492.7%
Income tax provision	(520)	(249)	(271)	-108.8%
Income (loss) from continuing operations	28,608	(7,667)	36,275	473.1%
Income (loss) from discontinued operations, net of tax	96,250	(93,043)	189,293	203.4%
Net income (loss)	$124,858	$(100,710)	$225,568	224.0%
For the year ended December 31, 2025, the net income from continuing operations improved $36,275 to $28,608, as compared to our prior period net loss of $7,667. This improvement was primarily due to a $20,291 decrease in operating expenses and an $8,921 increase in revenue. These changes reflect the impact of adopting the entrepreneurial publishing model, whereby Expert Contributors are compensated based on a variable RPM share, throughout the portfolio and cost-savings initiatives including reductions in headcount, consulting spend and other operating costs.
Revenue and Gross Profit
The following table sets forth revenue, cost of revenue, and gross profit from continuing operations:

	Years Ended December 31,		2025 versus 2024
	2025	2024	$ Change	% Change
Revenue	$134,828	$125,907	$8,921	7.1%
Cost of revenue	66,479	70,189	(3,710)	-5.3%
Gross profit	$68,349	$55,718	$12,631	22.7%
For the year ended December 31, 2025, we had gross profit of $68,349, as compared to $55,718 for the year ended December 31, 2024, an increase of $12,631. Gross profit percentage for the year ended December 31, 2025 was 50.7%, as compared to 44.3% for the year ended December 31, 2024.
The increase in gross profit was driven by an increase in publisher revenue due to expansion of our publisher revenue network and an increase in brand participation in our publisher revenue model, and an increase in performance marketing revenue due to growth of our affiliate partner network and expansion of the performance marketing model across the portfolio. In addition, the increase in gross profit percentage is attributable to the ability to scale costs under the variable cost structure associated with the entrepreneurial publishing model along with reductions in fixed cost, particularly internal cost of content. The combination of these factors resulted in improved efficiency and margin expansion.

The following table sets forth revenue from continuing operations by category:

	Years Ended December 31,		2025 versus 2024
	2025	2024	$ Change	% Change
Digital revenue:
Digital advertising	$86,944	$93,008	$(6,064)	-6.5%
Digital subscriptions	5,848	7,800	(1,952)	-25.0%
Publisher Revenue	19,492	7,914	11,578	146.3%
Performance Marketing	19,639	10,927	8,712	79.7%
Other digital revenue	1,884	5,185	(3,301)	-63.7%
Total digital revenue	133,807	124,834	8,973	7.2%
Print revenue	1,021	1,073	(52)	-4.8%
Total revenue	$134,828	$125,907	$8,921	7.1%
For the year ended December 31, 2025, total revenue increased $8,921, or a 7.1% increase, to $134,828 from $125,907 for the year ended December 31, 2024. This reflected a decrease in print revenue of $52 due primarily to the shutdown of Athlon Outdoor print operations and a 7.2% increase in digital revenue from $124,834 for the year ended December 31, 2024 to $133,807 for the year ended December 31, 2025.
Performance marketing revenue increased by $8,712 reflecting the strategic expansion of our affiliate partner network and higher affiliate content output across a broader and more diverse brand portfolio. Publisher revenue also rose by $11,578 due to our focus on monetizing premium content through syndication partnerships. These increases were partially offset by a $6,064 decrease in our digital advertising revenue driven by the cessation of publishing FanNation sites in early 2024, and a decrease in other digital revenue of $3,301 due to the impact of a licensing agreement that was recognized in the year ended December 31, 2024.
Cost of Revenue
The following table sets forth cost of revenue from continuing operations by category:

	Years Ended December 31,
	2025	2024

External cost of content	$22,820	$20,248
Internal cost of content	23,598	26,103
Technology costs	14,280	16,701
Printing, distribution and fulfillment costs	(107)	890
Other	5,888	6,247
Total cost of revenue	$66,479	$70,189
Total cost of revenues as a percentage of revenues	49%	56%
For the year ended December 31, 2025, we recognized cost of revenue of $66,479, as compared to $70,189 for the year ended December 31, 2024, representing a decrease of $3,710. Cost of revenue for the year ended December 31, 2025 was impacted by an increase in external cost of content of $2,572 reflecting the variable nature of these expenses which fluctuate proportionally to digital advertising revenues, a $2,505 reduction in internal content costs due to efficiencies gained from a smaller internal editorial team enabled by our entrepreneurial publishing model, a $2,421 decrease in technology cost resulting from cost rationalization and reduced outside spend, a $997 decrease in printing, distribution and fulfillment costs due to the shutdown of Athlon Outdoor print operations, and other cost reductions of $359.

Operating Expenses
Selling and Marketing
The following table sets forth selling and marketing expenses from continuing operations:

	Years Ended December 31,
	2025	2024
Selling and marketing	$7,033	$12,548
Selling and marketing as a percentage of revenues	5%	10%
For the year ended December 31, 2025, we incurred selling and marketing costs of $7,033 as compared to $12,548 for the year ended December 31, 2024. The decrease in selling and marketing costs of $5,515 is primarily related to decreases in payroll and employee benefits costs of $3,446 due to a reduction in direct sales workforce. In addition, there were a decrease in advertising costs of $1,453, a decrease in other selling and marketing expenses of $250, a decrease in circulation costs of $241, and a decrease in stock-based compensation of $138.
General and Administrative
The following table sets forth general and administrative expenses from continuing operations:

	Years Ended December 31,
	2025	2024
General and administrative	$17,056	$30,399
General and administrative as a percentage of revenues	13%	24%
For the year ended December 31, 2025, we incurred general and administrative costs of $17,056 as compared to $30,399 for the year ended December 31, 2024. The $13,343 decrease in general and administrative expenses is primarily driven by a $4,219 reduction in payroll and related expenses as a result of headcount reductions, a $4,921 decline in professional services including accounting, legal and insurance, a $1,039 decrease in stock-based compensation, and a reduction in other general and administrative expenses of $3,164.
Segment Revenue
We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform & Other. Additionally, certain expenses are not allocated to our segments because they represent Arena-level activities. The brand Men's Journal is organized under the subject matter vertical of Sports & Leisure for the year ending December 31, 2025. Accordingly, segment‑level year‑over‑year comparisons reflect this reclassification, with prior periods recast to conform to the current‑period presentation.
The following table sets forth revenue by segment:

	Years Ended December 31,
	2025	2024
Segment revenue:
Sports and leisure	$47,321	$50,831
Finance	38,250	27,734
Lifestyle	37,996	31,483
Platform and other	11,261	15,859
Total Revenue	$134,828	$125,907
Sports & Leisure – decrease of $3,510 was driven by a $6,064 decrease in digital advertising revenue due to the cessation of publishing FanNation sites in early 2024 partially offset by an increase in publisher revenue due to expansion of our publisher revenue network and an increase in performance marketing revenue due to growth of our affiliate partner network and expansion of the performance marketing model within the Sport & Leisure vertical.
Finance – increase of $10,516 was driven by the implementation of the entrepreneurial publishing model in Q2 2025. This transition led to a $7,265 increase in digital advertising revenue, an increase of $4,187 in performance marketing revenue, and an increase of $1,128 in publisher revenues. These increases were partially offset by a $1,927 decrease in digital subscription revenue as we transition our portfolio toward more efficient, ad-supported monetization channels.
Lifestyle – increase of $6,513 was primarily driven by the implementation of the entrepreneurial publishing model in Q2 2025. This transition led to growth of $3,543 in our publisher revenue, an increase of $2,276 in performance marketing revenue, and an increase of $341 in digital advertising revenue.
Platform & Other– decrease of $4,598 reflects a reduction in underperforming partner sites and a decrease in other digital revenue of $3,301 due to the impact of a licensing agreement that was recognized in the year ended December 31, 2024.
Segment Gross Profit
The following table sets forth segment gross profit:

	Years Ended December 31,
	2025	2024
Gross profit:
Sports and leisure	$29,269	$24,392
Finance	24,990	18,348
Lifestyle	22,606	20,353
Platform and other	2,561	6,390
Segment gross profit	$79,426	$69,483
Sports & Leisure – increase of $4,877 or 20.0%, driven by growth in high-margin publisher and performance marketing revenue streams. These gains were partially offset by increased external content costs associated with the implementation of the competitive publishing model at Men’s Journal.
Finance – increase of $6,642 or 36.2%, driven by growth in digital advertising revenue following the implementation of the entrepreneurial publishing model, and growth in cost-efficient and high-margin publisher and performance marketing revenues. These gains were partially offset by higher external content costs reflecting the variable nature of these expenses which fluctuate proportionally to digital advertising revenues.
Lifestyle – increase of $2,253 or 11.1%, driven by growth in cost-efficient and high-margin publisher and performance marketing revenues.
Platform & Other – decrease of $3,829 reflects a reduction in underperforming partner sites and a decrease in other digital revenue due to the impact of a licensing agreement that was recognized in the year ended December 31, 2024.
The following table reconciles segment gross profit to gross profit:

	Years Ended December 31,
	2025	2024
Segment gross profit	$79,426	$69,483
Arena level activities
Internal cost of content	(1,204)	(2,021)
Technology costs	(4,455)	(5,756)
Amortization of developed technology and platform development	(5,418)	(5,988)
Gross profit	$68,349	$55,718

Other Expenses
The following table sets forth other expenses:

	Years Ended December 31,
	2025	2024
Change in fair value of contingent consideration	$—	$(313)
Interest expense	(11,358)	(14,668)
Liquidated damages	(305)	(306)
Total other expense	$(11,663)	$(15,287)
Change in Fair Value of Contingent Consideration– the change in fair value of contingent consideration of $313 for the year ended December 31, 2024 represents the change in fair value of the put option on our common stock in connection with the acquisition of Fexy Studios (as further described in Note 4, Acquisitions and Dispositions, in our accompanying consolidated financial statements). As part of that acquisition consideration, we issued 274,692 shares of our common stock, which was subject to a put option under certain conditions (as further described in Note 15, Fair Value Measurement in our accompanying consolidated financial statements).
Interest Expense– we incurred interest expense of $11,358 for the year ended December 31, 2025, as compared to $14,668 for the year ended December 31, 2024. The $3,310 decrease in interest expense reflects lower interest charges following repayments of the Simplify Loan throughout 2025. The Simply Loan was fully repaid as of December 31, 2025.
Liquidated Damages– we recorded liquidated damages of $305 for the year ended December 31, 2025, as compared to $306 for the year ended December 31, 2024.
Income Taxes
Income Taxes– for the years ended December 31, 2025 and 2024, we recorded an income tax provision of $520 and $249, respectively, primarily related to tax deductible goodwill.
For further details refer to Note 21, Income Taxes, in our accompanying consolidated financial statements.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net loss as adjusted for loss from discontinued operations, with additional adjustments for (i) interest expense (net), (ii) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) change in valuation of contingent consideration, (vi) liquidated damages, (vii) loss on impairment of assets, and (viii) employee restructuring payments. Our non-GAAP measure may not be comparable to similarly titled measures used by other companies, have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP measures as superior to, or a substitute for, the equivalent measure calculated and presented in accordance with GAAP. Some of the limitations are that our non-GAAP measure:
•does not reflect interest expense and financing fees, or the cash required to service our debt, which reduces cash available to us;
•does not reflect income tax provision or benefit, which is a noncash income or expense;
•does not reflect depreciation and amortization expense and, although this is a noncash expense, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
•does not reflect stock-based compensation and, therefore, does not include all of our compensation costs;
•does not reflect the change in valuation of contingent consideration and, although this is a noncash income or expense, the change in the valuations each reporting period are not impacted by our actual business operations but is instead strongly tied to the change in the market value of our common stock;

•does not reflect liquidated damages and, therefore, does not include future cash requirements if we repay the liquidated damages in cash instead of shares of our common stock (which the investor would need to agree to);
•does not reflect any losses from the impairment of assets, which is a noncash operating expense;
•does not reflect payments related to employee severance and employee restructuring changes for our former executives; and
•may not reflect proper non direct cost allocations.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Years Ended December 31,
	2025	2024
Net income (loss)	$124,858	$(100,710)
Less: Income (loss) from discontinued operations	96,250	(93,043)
Income (loss) from continuing operations	28,608	(7,667)
Add:
Interest expense (net) (1)	11,358	14,668
Income taxes	520	249
Depreciation and amortization (2)	8,887	9,692
Stock-based compensation (3)	485	2,425
Change in valuation of contingent consideration (4)	–	313
Liquidated damages (5)	305	306
Loss on impairment of assets (6)	–	1,198
Employee restructuring payments (7)	1,344	5,776
Adjusted EBITDA	$51,507	$26,960
(1)Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $142 and $658 for amortization of debt costs for the years ended December 31, 2025 and 2024, respectively, as presented in our consolidated statements of cash flows, which are noncash items. Investors should note that interest expense will recur in future periods.
(2)Depreciation and amortization related to our developed technology and Platform is included within cost of revenue and totaled $5,418 and $5,988 for the years ending December 31, 2025 and 2024, respectively. Depreciation and amortization related to intangible assets and property & equipment is included within operating expenses and totaled $3,469 and $3,704 for the years ending December 31, 2025 and 2024, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.
(3)Stock-based compensation represents noncash costs arise from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

(4)Change in fair value of contingent consideration represents the change in the put option on our common stock in connection with the acquisition of Fexy Studios.
(5)Liquidated damages (or interest expense related to accrued liquidated damages) represents amounts we owe to certain of our investors in private placements offerings conducted in fiscal years 2018 through 2020, pursuant to which we agreed to certain covenants in the respective securities purchase agreements and registration rights agreements, including the filing of resale registration statements and becoming current in our reporting obligations, which we were not able to timely meet.
(6)Loss on impairment of assets represents certain assets that are no longer useful.
(7)Employee restructuring payments represents severance payments to employees under employer restructuring arrangements for the years ended December 31, 2025 and 2024, respectively.
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
The following is a description of the principal activities from which we generate revenue:
Advertising Revenue
Digital Advertising– we recognize revenue from digital advertisements at the point when each ad is viewed. We enter into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with our various channels. The quantity of advertisements, the impression bid prices, and revenue are reported on a real-time basis to our partners. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. We owe our independent Publisher Partners and certain Expert Contributors a revenue share of the advertising revenue earned for their services, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

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
Licensing and Publisher Revenue
Content licensing-based revenues and publisher revenues, primarily revenue shares and license exclusivity agreements, are accrued generally monthly or quarterly based on a sales-based or usage-based royalty promised in exchange for a license of intellectual property. Generally, revenues are accrued based on estimated sales and adjusted as actual sales are reported by partners. These adjustments are typically recorded within three months of the initial estimates and have not been material. Any minimum guarantees are typically earned evenly over the fiscal year or are recognized upfront if materially different than the actual usage pattern. Revenue associated with sales-based or usage-based royalties where the customer is expected to exceed the minimum guarantees are recognized in the same period in which the underlying sales or usage occurs.
Contract Modifications
We occasionally enter into amendments to previously executed contracts that constitute contract modifications. We assess each of these contract modifications to determine:
•if the additional services and goods are distinct from the services and goods in the original arrangement; and
•if the amount of consideration expected for the added services or goods reflects the stand-alone selling price of those services and goods.
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
We capitalize internal labor costs, including compensation, benefits and payroll taxes, incurred for certain capitalized platform development projects. Our policy with respect to capitalized internal labor stipulates that labor costs for employees working on eligible internal use capital projects are capitalized as part of the historical cost of the project when the impact, as compared to expensing such labor costs, is material. Our Platform development capitalized during the application development stage of a project include:
•payroll and related expenses for personnel; and
•stock-based compensation of related personnel.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is determined by comparing the fair value of our reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the amount the carrying value of the reporting unit exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. We determined our operating segments are our reportable units for goodwill impairment testing, See Note 11 Goodwill in our accompanying consolidated financial statements. We determine the fair value of our reporting units by utilizing the discounted cash flow method of an income approach and the value indicated by the market approach, comparing transaction prices or stock prices of comparable guideline companies to our market value. The income approach utilized a discounted cash flow analysis, incorporating management’s projections of revenue growth, operating margins, and discount rates that reflect the risk-adjusted cost of capital. The market approach considered valuation multiples derived from comparable publicly traded companies. The income and the market approach are equally weighted when determining fair value of the reportable unit. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, projections of revenue growth and operating margins, which is dependent on internal forecasts, estimation of the long-term rates of growth for our business, estimation of the useful life over which cash flows will occur, determination of a discount rate and the selection of comparable companies and the interpretation of their data as well as a control premium determined by utilizing publicly available data from studies for similar transactions of public companies. No impairment charges were recorded during the year ended December 31, 2025.
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
In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to the material weakness discussed below.
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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the following material weakness which we previously reported and continues to exist: we did not design and maintain effective controls over the completeness and accuracy of information received from a third-party programmatic advertising services provider used in recording certain advertising revenues.

This material weakness has not been remediated as of the date of filing of this Annual Report. We intend to expand and formalize documentation around the review and oversight procedures performed to validate data provided by the third party providing ad serving services, provide training to relevant personnel on the enhanced documentation requirements, and, as necessary, implement additional controls to independently verify completeness and accuracy of third party data used in financial reporting to address this material weakness. We will continue to evaluate and adjust remediation actions as needed to ensure the remedial measures remain appropriate and sustainable.

We believe that the actions listed above will provide appropriate remediation of the material weakness. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weakness will be fully remediated when we conclude that the controls have been operating for sufficient time and independently validated by management.

We believe that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Annual Report present fairly, in all material respects, the consolidated balance sheets, statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows of the Company and its subsidiaries in conformity with U.S. generally accepted accounting principles as of the dates and for the periods stated therein.
BDO USA, P.C., the Company’s independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included herein.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025, we identified the following material weaknesses in our internal control over financial reporting:
i.Our finance and accounting policies, including those governing revenue recognition, expense recognition, and balance sheet valuation principles and methodologies, have not been fully documented; and
ii.We did not maintain a sufficient system of internal controls to validate data provided by certain third party service providers including:
i.A third party providing print subscription management services; and
ii.A third party advertising partner.

We implemented the following remedial measures to address the material weaknesses:
i.Hired resources to develop a comprehensive set of finance and accounting policies to document revenue recognition, expense recognition, and balance sheet valuation principles and methodologies as well as enhance our risk assessment process and internal control capabilities;
ii.Obtained, reviewed, and mapped a System and Organization Controls – SOC 1 Type 2 report from third party service providers for the effectiveness of controls relevant to any third party data relied upon in accounting and financial reporting for any third parties noted above which continue to support the business;
iii.Reviewed all information provided by third parties directly and through third party portals to ensure specific reports upon which we rely are covered by third party or end user controls within each SOC 1 Type 2 report; and
iv.Implemented additional controls which require documented review of any amendments to third party agreements by finance and accounting personnel to ensure appropriate accounting treatment.

We have completed our testing of the operating effectiveness of our system of internal control over financial reporting and concluded that the prior material weaknesses related to maintaining effective controls over the completeness and accuracy of information provided by certain third party service providers including (i) a third-party print subscription management and (ii) a third-party advertising partner were operating effectively as of December 31, 2025. Our finance and accounting policies, including those governing revenue recognition, expense recognition, and balance sheet valuation principles and methodologies, have been fully documented as well as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting” there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2025.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to our proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2025.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
1.Index to Consolidated Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firms are included in Part IV of this Annual Report on the pages indicated:
2.Financial Statement Schedules. Financial Statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

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
10.106
Membership Interest Purchase Agreement between the Company and Simplify Inventions, LLC dated effective April 30, 2025, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2025.

10.107
Amendment No. 2 to Loan Documents among the Company, certain of its subsidiaries and Simplify Inventions, LLC dated December 31, 2025, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2026.

10.108
Amendment No. 4 to Note Purchase Agreement among the Company, certain of its subsidiaries and Renew Group Private Limited dated December 31, 2025, which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2026.

19.1	Insider Trading Policy, which was filed as Exhibit 19.1 to the Company’s Current Report on Form 8-K filed on April 15, 2025.
21.1*	Subsidiaries of the Arena Group Holdings, Inc.
23.1*	Consent of BDO USA, P.C., independent registered accounting firm.
23.2*	Consent of KPMG LLP, independent registered accounting firm
24.1*	Power of Attorney (included in the signature pages hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Arena Group Holdings, Inc., which was filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2024

101.INS Inline XBRL*	Instance Document.
101.SCH Inline XBRL*	Taxonomy Extension Schema Document.
101.CAL Inline XBRL*	Taxonomy Extension Calculation Linkbase Document.
101.DEF Inline XBRL*	Taxonomy Extension Definition Linkbase Document.
101.LAB Inline XBRL*	Taxonomy Extension Label Linkbase Document.
101.PRE Inline XBRL*	Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data (embedded within the Inline XBRL document and contained in Exhibit 101)
*Filed Herewith
**This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

#Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.
+Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
(b)Exhibits. See Item 15(a) above.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

The Arena Group Holdings, Inc.

Dated: March 16, 2026	By:	/s/ PAUL EDMONDSON
Paul Edmondson Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer
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

Signature	Title

/s/ PAUL EDMONDSON	Chief Executive Officer
Paul Edmonson	(Principal Executive Officer)
Date March 16, 2026

/s/ GEOFFREY WAIT	Principal Financial Officer
Geoffrey Wait
Date: March 16, 2026

/s/ CAVITT RANDALL	Chairman of the Board
Cavitt Randall
Date: March 16, 2026

/s/ H. HUNT ALLRED	Director
H. Hunt Allred
Date: March 16, 2026

/s/ LYNN PETERSMARCK	Director
Lynn Petersmarck
Date: March 16, 2026

The Arena Group Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Arena Group Holdings, Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Arena Group Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive income, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026, expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Programmatic Digital Advertising
As described in Note 2 to the consolidated financial statements, the Company sells digital advertising inventory on its websites directly to advertisers or through advertising agencies. For programmatic digital advertising, specific pricing is not defined in the individual Sell-Side Platform (“SSP”) contract since the pricing is based on winning bids from real-time auctions, less any fees charged from the SSP. Programmatic pricing involves an automated bidding on ad inventory in real-time, often through ad exchanges. The Company’s performance obligations related to digital advertising are generally satisfied when the advertisement is run on the Company’s platform. The quantity of advertisements, the impression bid prices, and revenue are reported on a real-time basis to its partners.
We identified revenue recognized for programmatic digital advertising related to a certain ad exchange to be a critical audit matter. Evaluating programmatic revenue recognized based on the quantity of advertisements and impression bid prices within the data provided by a certain ad exchange required significant effort as the Company did not maintain a sufficient system of internal controls to validate the data. Auditing programmatic revenue based on the data provided by a certain ad exchange involved especially challenging auditor judgment due to the nature and extent of audit effort needed address the matter.
The primary procedures we performed to address this critical audit matter included evaluating programmatic revenue recognized based on the data provided by a certain ad exchange by:
•Obtaining and inspecting customer contracts on a sample basis to understand how the terms impact the programmatic revenue recognized.
•Reconciling total programmatic revenue recognized for the certain ad exchange to the data provided by the certain ad exchange.
•Assessing the reliability of data provided by the certain ad exchange by developing an expectation of total programmatic revenue for the certain ad exchange based on impression data from another ad exchange and relevant industry information.
/s/ BDO USA, P.C.
We have served as the Company's auditor since 2025.
Troy, Michigan
March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Arena Group Holdings, Inc.
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited Arena Group Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified and included in Management’s Annual Report on Internal Control Over Financial Reporting:
•The Company did not design and maintain effective controls over the completeness and accuracy of information received from a third‑party programmatic advertising services provider used in recording certain advertising revenues.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 16, 2026 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, P.C.
Troy, Michigan
March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

KPMG LLP Aon Center Suite 5500 200 E. Randolph Street Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The Arena Group Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Arena Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency, and cash flows for the year then ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We served as the Company’s auditor from 2024 to 2025.

Chicago, Illinois
April 15, 2025, except for Note 25, as to which the date is March 16, 2026.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share data)

	As of December 31,
	2025	2024
	($ in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$10,338	$4,362
Accounts receivable (net of allowances of $1,255 in 2025 and $1,458 in 2024)	22,270	31,115
Prepayments and other current assets	3,022	4,757
Total current assets	35,630	40,234
Property and equipment, net	56	148
Operating lease right-of-use assets	2,031	2,340
Platform development, net	9,762	8,115
Acquired and other intangible assets, net	22,412	22,789
Other long term assets	137	151
Goodwill	42,575	42,575
Total assets	$112,603	$116,352
Liabilities, mezzanine equity and stockholders’ deficiency
Current liabilities:
Accounts payable	$1,676	$4,844
Accrued expenses and other	7,631	10,990
Unearned revenue	3,251	6,349
Subscription and returns reserve liability	508	430
Operating lease liability, current portion	402	254
Liquidated damages payable	3,535	3,230
Current liabilities from discontinued operations	–	96,159
Total current liabilities	17,003	122,256
Unearned revenue, net of current portion	43	403
Operating lease liability, net of current portion	2,071	1,964
Deferred tax liabilities	733	802
Simplify loan	–	10,651
Term debt	97,578	110,436
Total liabilities	117,428	246,512
Commitments and contingencies (Note 24)
Mezzanine equity:
Series G redeemable and convertible preferred stock, $0.01 par value,$1,000 per share liquidation value and 1,800 shares designated; aggregate liquidation value: $– and $168; Series G shares issued and outstanding: – and 168 ; common shares issuable upon conversion: – and 8,582 at December 31, 2025 and December 31, 2024	–	168
Total mezzanine equity	–	168
Stockholders' deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 47,594,930 and 47,556,267 shares at December 31, 2025 and December 31, 2024, respectively	482	475
Additional paid-in capital	349,198	348,560
Accumulated deficit	(354,505)	(479,363)
Total stockholders’ deficiency	(4,825)	(130,328)
Total liabilities, mezzanine equity and stockholders’ deficiency	$112,603	$116,352
See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of dollars, except for share data)

	Years Ended December 31,
	2025	2024
	($ in thousands, except share data)
Revenue	$134,828	$125,907
Cost of revenue (includes amortization of platform development and developed technology for 2025 and 2024 of $5,418 and $5,988, respectively)	66,479	70,189
Gross profit	68,349	55,718
Operating expenses
Selling and marketing	7,033	12,548
General and administrative	17,056	30,399
Depreciation and amortization	3,469	3,704
Loss on impairment of assets	–	1,198
Total operating expenses	27,558	47,849
Income from operations	40,791	7,869
Other (expense) income
Change in valuation of contingent consideration	–	(313)
Interest expense, net	(11,358)	(14,668)
Liquidated damages	(305)	(306)
Total other expense	(11,663)	(15,287)
Income (loss) before income taxes	29,128	(7,418)
Income tax provision	(520)	(249)
Income (loss) from continuing operations	28,608	(7,667)
Income (loss) from discontinued operations, net of tax	96,250	(93,043)
Net income (loss)	$124,858	$(100,710)
Basic net income (loss) per common share (Note 2):
Continuing operations	$0.60	$(0.22)
Discontinued operations	2.03	(2.63)
Basic net income (loss) per common share	$2.63	$(2.85)
Diluted net income (loss) per common share (Note 2):
Continuing operations	$0.60	$(0.22)
Discontinued operations	2.02	(2.63)
Diluted net income (loss) per common share	$2.62	$(2.85)
Weighted average number of common shares outstanding (Note 2):
Basic	47,465,214	35,405,336
Diluted	47,666,424	35,405,336
See accompanying notes to consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(In thousands of dollars, except for share data)
Year Ended December 31, 2025

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
	($ in thousands, except share data)
Balance at January 1 , 2025	47,556,267	$475	2,701	$-	$348,560	$(479,363)	$(130,328)
Issuance of common stock upon conversion of series G convertible preferred stock	8,582	–	–	–	168	–	168
Issuance of common stock for restricted stock units	34,056	–	–	–	–	–	–
Common stock withheld for taxes	(6,901)	–	–	–	(29)	–	(29)
Issuance of common stock upon exercise of stock options	2,926	7	–	–	(11)	–	(4)
Stock-based compensation	–	–	–	–	510	–	510
Net income	–	–	–	–	–	124,858	124,858
Balance at December 31 , 2025	47,594,930	$482	2,701	$–	$349,198	$(354,505)	$(4,825)
See accompanying notes to consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(In thousands of dollars, except for share data)
Year Ended December 31, 2024

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
	($ in thousands, except share data)
Balance at January 1, 2024	23,836,706	$237	2,701	$–	$319,421	$(378,653)	$(58,995)
Issuance of common stock in connection with exchange of debt	17,797,817	178	–	–	14,822	–	15,000
Issuance of common stock in connection with private placement	5,555,555	56	–	–	11,944	–	12,000
Issuance of common stock for restricted stock units	971,863	10	–	–	(10)	–	–
Common stock withheld for taxes	(330,982)	(3)	–	–	(531)	–	(534)
Repurchase of common stock for Fexy put option	(274,692)	(3)	–	–	(376)	–	(379)
Stock-based compensation	–	–	–	–	3,290	–	3,290
Net loss	–	–	–	–	–	(100,710)	(100,710)
Balance at December 31, 2024	47,556,267	$475	2,701	$–	$348,560	$(479,363)	$(130,328)
See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$124,858	$(100,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	92	234
Amortization of platform development and intangible assets	8,795	11,859
Amortization of debt costs	142	658
Loss on impairment of assets	–	40,589
Change in fair value of contingent consideration	–	313
Liquidated damages	305	306
Stock-based compensation	485	3,031
Deferred income taxes	(69)	203
Provision for credit losses	614	2,992
Non-cash lease expense	309	—
Other, net	(4)	(19)
Change in operating assets and liabilities:
Accounts receivable	8,231	10,478
Subscription acquisition costs	–	6,131
Prepayments and other current assets	1,735	1,841
Other long-term assets	14	852
Accounts payable	(4,951)	(3,730)
Accrued expenses and other	(53,078)	29,688
Unearned revenue	(48,142)	(18,803)
Subscription and returns reserve liability	(345)	404
Operating lease liability	255	(304)
Contingent consideration	–	(1,683)
Other long-term liabilities	–	(406)
Net cash provided by (used in) operating activities	39,246	(16,076)
Cash flows from investing activities
Purchases of property and equipment	–	(54)
Purchases of intangible assets	(2,550)	–
Capitalized platform development	(7,040)	(5,121)
Net cash used in investing activities	(9,590)	(5,175)
Cash flows from financing activities
Payment of Fexy put option	–	(561)
Repayments under line of credit	–	(20,027)
Proceeds from common stock private placement	–	12,000
Repayment of Term Debt	(13,000)	–
Proceeds from Simplify loan	–	25,651
Repayment of Simplify loan	(10,651)	–
Payments of deferred cash payment	–	(200)
Payments of taxes from common stock withheld	(29)	(534)
Net cash (used in) provided by financing activities	(23,680)	16,329
Net change in cash and cash equivalents	5,976	(4,922)
Cash and cash equivalents — beginning of year	4,362	9,284
Cash and cash equivalents — end of period	$10,338	$4,362
Supplemental disclosures of cash flow information
Cash paid for interest	$11,551	$17,837
Cash paid for income taxes	862	85
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$25	$259
Purchase of intangible asset with accrued expenses and other	450	–
Repurchase of common stock for Fexy put option	–	379
Issuance of common stock upon exercise of stock options	(4)	–
Issuance of common stock upon conversion of series G convertible preferred stock	168	—
Issuance of common stock upon conversion of Series H convertible preferred stock	–	15,000
See accompanying notes to consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, unless otherwise stated)
1. Organization and Basis of Presentation
Organization
The Arena Holdings Group, Inc. (“The Arena Group” or the “Company”), was incorporated in Delaware on October 1, 1990. The Company’s wholly owned subsidiaries consist of The Arena Platform, Inc. (“The Arena Platform”), The Arena Media Brands, LLC (“Arena Media”) (formerly known as Maven Media Brands, LLC formed during 2019 as a wholly owned subsidiary of The Arena Group), TheStreet, Inc. (“TheStreet” acquired by the Company in a merger during 2019), College Spun Media Incorporated (“The Spun” acquired by the Company in a merger during 2022), Athlon Holdings, Inc. (“Parade” acquired by the Company in a merger during 2023), Athlon Sports Communications, Inc., and TravelHost, LLC ("TravelHost" acquired by the Company in 2025).
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
We utilize a proprietary entrepreneurial publishing model designed to scale digital content with high efficiency and minimal capital intensity. Central to this strategy is the alignment of editorial incentives with audience engagement. Our entrepreneurial publishing framework replaces traditional fixed labor costs with a performance-based, variable cost structure where individual creators contributing content to our owned and operated sites ("Expert Contributors") earn a share of revenue generated by their specific channels.
Our platform empowers creators and entrepreneurs to build thriving digital businesses leveraging our infrastructure, audience development expertise, and monetization engine to accelerate growth. Through our portfolio of owned and operated brands, including TheStreet, Parade, Men’s Journal, Athlon Sports, the Adventure Network (which includes Surfer, Powder, and Bike among other brands), and others, we deliver trusted content and meaningful experiences to millions of users each month.
Our model blends the agility of entrepreneurship with the scale of a media network, driving growth for our partners, advertisers, and audiences alike.
Seasonality
The Company experiences seasonality in its business as a result of typical seasonal spending trends in the advertising industry due to consumer behavior and market activity throughout the year. These seasonal trends are driven by calendar or commercial events that happen annually including holidays, weather, school terms, sports seasons and major sporting events. Seasonality can be viewed between the Company’s fiscal quarters. The first quarter of the calendar year is notably the Company’s most challenging quarter for revenue performance. During this quarter, advertisers are planning their budgets and current year spend and consumer spending declines after the holidays. During the second quarter of the calendar year, the Company typically see advertisers starting to spend their budgets more actively, which results in revenue starting to recover. Summer is traditionally a quiet season, as people spend more time outdoors and less time online resulting in lower revenue in the third quarter. Advertisers usually readjust their budgets during this time and devise new strategies for the remainder of the year. Naturally, the Company sees the highest dip in July, after which revenue gradually start to increase. The fourth quarter of the calendar year often represents our strongest period as advertising demand typically peaks during the holiday season. This trend is magnified by professional sports and college football calendars as related coverage accounts for a significant portion of our advertising revenue during that period of the year. Other sporting events such as the Super Bowl, the Winter and Summer Olympics, soccer’s World Cup, and major golf, tennis and cycling events create increased revenue at the time of these respective events.
Liquidity and Going Concern
The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.
For the year ended December 31, 2025, the Company generated income from continuing operations of $28,608, compared with loss from continuing operations of $7,667 for the year ended December 31, 2024. As of December 31, 2025, the Company had cash on hand of $10,338 and a working capital surplus of $18,627. Management has evaluated the Company’s income from continuing operations, positive working capital position, the extension of the maturity of its outstanding debt (see FN 17, Term Debt), and the resolution of the $90,000 liability related to ABG (see FN 3, Discontinued Operations) in determining whether the significance of those conditions or events would limit its ability to meet its obligations when due, including under the Loan Documents and Simplify Loan (See Note 16, Simplify Loan). In the year ended December 31, 2024, the Company disclosed that substantial doubt existed regarding its ability to continue as a going concern due to recurring losses, a working capital deficit, and limited liquidity. The working capital deficit existed due to the Company's classification of its outstanding debt as a current liability and the accrual of several liabilities from discontinued operations. The Company continues to improve financial performance through revenue growth and reduction of costs and monthly cash requirements, and to maintain compliance with the terms of all outstanding debt agreements, and has taken actions to resolve current and potential future liabilities, such as resolving pending litigation. These improvements are demonstrated by consecutive profitable results in all quarters of 2025.
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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported results of operations during the reporting period. Significant estimates include: allowance for credit losses; capitalization of platform development and associated useful lives; goodwill and other acquired intangible assets and associated useful lives; assumptions used in accruals for potential liabilities; stock-based compensation and the determination of the fair value; valuation allowances for deferred tax assets and uncertain tax positions; accounting for business combinations; the determination of the incremental borrowing rate; and assumptions used to calculate contingent liabilities. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.
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
Uncertainty in the global economy presents significant risks to the Company’s business. Increases in inflation, instability in the global banking system, tariffs, geopolitical factors, including the ongoing conflicts in Ukraine and in the Middle East and the responses thereto may have an adverse effect on the Company’s business. While the Company is closely monitoring the impact of the current macroeconomic conditions on all aspects of its business, the ultimate extent of the impact on its business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of the Company’s control and could exist for an extended period of time. As a result, the Company is subject to continuing risks and uncertainties.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in stockholders’ deficit during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of certain gains and losses that are excluded from net income (loss). The Company has not had any items of other comprehensive income (loss); therefore, comprehensive income (loss) equals net income (loss) for the periods presented.
Segment Reporting
The Company operates within the media industry, providing digital content across four primary verticals (as further described in Note 25, Segment Reporting) through its publishing platform. The Company leverages its Platform to build content verticals powered by anchor brands. The Company’s strategy is to focus on key subject matter verticals where audiences are passionate about a topic category where it can leverage the strength of its core brands to grow its audience and monetize editorially focused online content through various display and video advertisements that are viewed by internet users of the content. The Company has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform & Other. The Company’s reportable segments are organized in subject matter verticals that offer content on the respective topic.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM evaluates performance and allocates resources for all of its reportable segments based on segment gross profit. This segment profit measure is defined as segment revenue less segment cost of revenue, consisting of those costs and expenses directly attributable to the segment. The segment profit measure is used by the CODM to assess the performance of each segment by comparing the results of each segment with one another (see Note 25).
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

Advertising Revenue
Digital Advertising – The Company recognizes revenue from digital advertisements at the point when each ad is viewed. The Company enters into contracts with advertising networks to serve display or video advertisements on the digital media pages associated with its various channels. The quantity of advertisements, the impression bid prices, and revenue are reported on a real-time basis to its partners. Although reported advertising transactions are subject to adjustment by the advertising network partners, any such adjustments are known within a few days of month end. The Company owes its independent third parties producing and publishing content on their own domains ("Publisher Partners") and certain Expert Contributors a revenue share of the advertising revenue earned for their services, which is recorded as service costs in the same period in which the associated advertising revenue is recognized.

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
Digital subscription revenue generated from websites that the Company owns and operate are charged to customers’ credit cards or are directly billed to corporate subscribers and are generally billed in advance on a monthly, quarterly, or annual, or other basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Unearned revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.
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
Determining the Transaction Price
Digital Advertising – The contractual transaction price in digital advertising contracts can vary. For direct digital advertising, the transaction price is determined by individual clicks on an ad (cost per click) or individual number of ad impressions, or delivering a specified number of ad impressions, regardless of whether the ad is clicked (i.e. count of display of ads to users - cost per thousand of impressions – CPM), delivering a certain number of clicks on an ad (cost per click), a cumulative guaranteed viewership across an entire ad campaign and fixed flat fee.
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

Performance Marketing – The transaction price for Performance Marketing transactions is determined by specific outcomes such as sign-ups, purchases, or other actions initiated by users after interacting with the ad. The transaction price is calculated as a percentage of the retail price of the goods or services sold and delivered. Generally, the Company receives approximately 90 days following the end of each calendar month, payment for referral fees earned on qualifying products that were shipped during that month. If a customer returns a product that generated a referral fee, a deduction for the corresponding referral fee is taken from the next monthly payment. The Company records a liability for potential returns in the amount expected to be returned to the customer. The Company continuously updates its estimate of expected returns based on available information, such as historical returns and current market conditions.
Publisher Revenue – Publisher Revenue is generated from the transfer of digital content on the Platform through republishing that content on third-party websites through the granting of a non-exclusive, non-transferable license. The Company is entitled to monthly fees based on the number of page views, which may include a monthly minimum guarantee of page views.
In exchange for providing the license, the Company will only receive as consideration a percentage of the gross revenue generated from the page views, essentially impressions (that is, usage-based consideration, which is considered a form of variable consideration). The transaction price is typically stated as a percentage of gross revenue generated from page views.
Digital Subscriptions – The transaction price is fixed upon the inception of the contract and includes the quantity and price of each subscription purchased and does not typically include any type of variable consideration.
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Years Ended December 31,
	2025	2024
Revenue by category:
Digital revenue
Digital advertising	$86,944	$93,008
Digital subscriptions	5,848	7,800
Publisher revenue	19,492	7,914
Performance marketing	19,639	10,927
Other digital revenue	1,884	5,185
Total digital revenue	133,807	124,834
Print revenue
Print revenue	1,021	1,073
Total revenue	$134,828	$125,907
Revenue by geographical market:
United States	$127,761	$118,491
Other	7,067	7,416
Total	$134,828	$125,907
Revenue by timing of recognition:
At point in time	$113,253	$110,486
Over time	21,575	15,421
Total	$134,828	$125,907
Cost of Revenue
Cost of revenue represents the cost of providing the Company’s digital media channels and advertising and membership services. The cost of revenue that the Company has incurred in the periods presented primarily include: internal and external cost of content; amortization of developed technology and platform development; royalty fees; hosting and bandwidth and software license fees; printing and distribution costs; payroll and related expenses for customer support, technology maintenance; fees paid for data analytics and to other outside service providers; and stock-based compensation of related personnel (as described in Note 20).
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

The following table provides information about contract balances:

	As of December 31,
	2025	2024
Unearned revenue (short-term contract liabilities):
Digital revenue	$3,251	$6,349
Unearned revenue (long-term contract liabilities):
Digital revenue	$43	$403
Unearned Revenue – unearned revenue, also referred to as contract liabilities, include payments received in advance of performance under certain contracts and are recognized as revenue over time. The Company records contract liabilities as unearned revenue on the consolidated balance sheets. Digital revenue of $6,187 and $16,892 was recognized during the years ended December 31, 2025 and 2024, respectively, from unearned revenue at the beginning of the year.
Cash, Cash Equivalents, and Restricted Cash
The Company maintains cash and cash equivalents at banks where amounts on deposit may exceed the Federal Deposit Insurance Corporation limit during the year. Cash and cash equivalents represent cash and highly liquid investments with an original contractual maturity at the date of purchase of three months. As of December 31, 2025 and 2024, cash and cash equivalents of $10,338 and $4,362, respectively, consisted primarily of checking, savings deposits and money market accounts. These deposits exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk regarding its cash and cash equivalents.
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
The following table summarizes the allowance for credit losses activity:

	Years Ended December 31,
	2025	2024
Allowance for credit losses beginning of year	$1,458	$374
Additions	614	1,934
Deductions - write-off	(817)	(850)
Allowance for credit losses end of period	$1,255	$1,458
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
For the year ended December 31, 2025, one customer accounted for 11.5% of the Company’s total revenue, and such revenue was attributable to the Company’s Digital Advertising segment. No customer accounted for 10% or more of the Company’s total revenue for the year ended December 31, 2024.
Significant accounts receivable balances as a percentage of the Company’s total accounts receivable balances represented 19.1% from one customer as of December 31, 2025. There were no significant accounts receivable balances as a percentage of the Company’s total accounts receivable from customers as of December 31, 2024.
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
As of December 31, 2025, three vendors accounted for more than 10% of the Company’s total accounts payable, representing 14.5%, 12.9%, and 11.0%, respectively. No vendor accounted for 10% or more of the Company's total accounts payable as of December 31, 2024.
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
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Gains and losses from disposition of property and equipment are included on the consolidated statements of operations and comprehensive income (loss) when realized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

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
Platform development costs are amortized on a straight-line basis over three years, which is the estimated useful life of the related asset and is recorded in cost of revenue on the consolidated statements of operations and comprehensive income (loss). Amortization period may be accelerated if the useful life of the related asset is shortened.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price consideration, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the estimated fair values determined by management as of the acquisition date. Goodwill is measured as the excess of consideration transferred and the net fair values of the assets acquired, and the liabilities assumed at the date of acquisition. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period, which may be up to one year from the acquisition date, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive income (loss). Additionally, the Company identifies acquisition-related contingent payments and determines their respective fair values as of the acquisition date, which are recorded as accrued liabilities on the consolidated balance sheets. Subsequent changes in fair value of contingent payments are recorded on the consolidated statements of operations and comprehensive income (loss). The Company expenses transaction costs related to the acquisition as incurred.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually on October 31, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is determined by comparing the fair value of the reporting units to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired, and an impairment loss is recognized to the extent that the amount the carrying value of the reporting unit exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. The Company determined its operating segments are its reportable units for goodwill impairment testing, See Note 11, Goodwill in the accompanying consolidated financial statements. The Company determines the fair value of its reporting units by utilizing the discounted cash flow method of an income approach and the value indicated by the market approach, comparing transaction prices or stock prices of comparable guideline companies to our market value. The income and the market approach are equally weighted when determining fair value of the reportable unit. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, projections of revenue growth and margins, which is dependent on internal forecasts, estimation of the long-term rates of growth of the business, estimation of the useful life over which cash flows will occur, determination of the discount rate and the selection of comparable companies and the interpretation of their data as well as a control premium determined by utilizing publicly available data from studies for similar transactions of public companies. No impairment charges were recorded during the years ended December 31, 2025 and 2024.

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
Selling and Marketing
Selling and marketing expenses consist of compensation, employee benefits and stock-based compensation of selling and marketing, account management support teams, as well as commissions, travel, trade show sponsorships and events, conferences and advertising costs. The Company’s advertising expenses are expensed when an advertisement takes place. During the years ended December 31, 2025 and 2024, the Company incurred advertising expenses of $703 and $2,156, respectively, which are included within selling and marketing on the consolidated statements of operations and comprehensive income (loss).
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
Derivative Financial Instruments
The Company accounts for freestanding contracts that are settleable in the Company’s equity securities, including the put option on the Company’s common stock, to be designated as an equity instrument, as a liability. A contract so designated is carried at fair value on the consolidated balance sheets, with any changes in fair value recorded as a gain or loss on the consolidated statements of operations and comprehensive income (loss), with no impact on cash flows.
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
Stock-Based Compensation
The Company provides stock-based compensation in the form of (a) stock awards to employees and directors, comprised of restricted stock awards and restricted stock units, (b) stock option grants to employees, directors and consultants, (c) common stock warrants to Publisher Partners (no warrants were issued during the years ended December 31, 2025 and 2024) (further details are provided under the headings Publisher Partner Warrants and New Publisher Partner Warrants in Note 20), and (d) common stock warrants to ABG (further details are provided under the heading ABG Warrants in Note 20).
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
The fair value measurement of stock awards and grants used for stock-based compensation is as follows: (1) restricted stock awards and restricted stock units which are time-vested, are determined using the quoted market price of the Company’s common stock at the grant date; (2) stock option grants which are time-vested and performance-vested, are determined utilizing the Black-Scholes option-pricing model at the grant date; (3) restricted stock units and stock option grants which provide for market-based vesting with a time-vesting overlay, are determined through consultation with the Company’s independent valuation firm using the Monte Carlo model at the grant date; (4) Publisher Partner Warrants were determined utilizing the Black-Scholes option-pricing model; and (5) ABG warrants are determined utilizing the Monte Carlo model (further details are provided in Note 20).
The Company has elected to recognize forfeitures as they occur and to recognize stock-based compensation cost on a straight-line basis over the total requisite service period for awards with graded vesting. The Company classifies stock-based compensation cost on its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s cash compensation cost is classified.
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
The Company follows accounting guidance that sets forth a threshold for financial statement recognition, measurement, and disclosure of a tax position taken or expected to be taken on a tax return. Such guidance requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on technical merits of the position. The Company recognizes interest and penalties related to income tax matters as income tax expense.
Discontinued Operations
When a component such as a reportable segment or an operating segment, a reporting unit, or an asset group is classified as held for sale or disposed of, representing a strategic shift that will have a major effect on the Company’s financial results, the component is classified as a discontinued operation. See Note 3, Discontinued Operations.
Income (Loss) per Common Share
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding adjusted to include the potentially dilutive effect of stock awards. All restricted stock awards are considered outstanding but are included in the computation of basic net income (loss) per share of common stock only when the restrictions expire, the shares are no longer forfeitable, and are thus vested. Contingently issuable shares are included in basic net income (loss) per common share only when there are no circumstances under which those shares would not be issued.
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock attributable to the Company’s stockholders (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024
Numerator:
Net income (loss) from continuing operations	$28,608	$(7,667)
Net income (loss) from discontinued operations, net of tax	96,250	(93,043)
Net income (loss)	$124,858	$(100,710)

Denominator:
Weighted average number of shares of common stock outstanding - basic	47,465,214	35,405,336
Add: effect of dilutive restricted stock units	9,958	–
Add: effect of dilutive common stock options	191,252	–
Weighted average number of common shares outstanding – dilutive	47,666,424	35,405,336

Net income (loss) from continuing operations	$0.60	$(0.22)
Net income (loss) from discontinued operations	2.03	(2.63)
Basic net income (loss) per common share	$2.63	$(2.85)

Net income (loss) from continuing operations	$0.60	$(0.22)
Net income (loss) from discontinued operations	2.02	(2.63)
Dilutive net income (loss) per common share	$2.62	$(2.85)
The Company excluded the outstanding securities summarized below (capitalized terms are described herein), which entitle the holders thereof to acquire shares of the Company’s common stock, from its calculation of net loss per share of common stock, as their effect would have been anti-dilutive. Common stock equivalent shares are excluded from the diluted calculations when a net loss is incurred or if the exercise price (if applicable) exceeds the average share price for the period as they would be anti-dilutive.

	As of December 31,
	2025	2024
Series G convertible preferred stock	$–	$8,582
Financing Warrants	–	39,774
ABG Warrants	–	999,540
AllHipHop Warrants	–	5,682
Publisher Partner Warrants	–	9,800
Restricted stock units	–	15,557
Common stock options	2,661,305	2,943,676
Total	$2,661,305	$4,022,611
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires the Company to disaggregate its income taxes paid disclosure by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis in 2025. The adoption did not have a material impact on the Company's consolidated financial statements, but it resulted in expanded disclosures related to 2025 (Note 21, Income Taxes).

Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU aims to enhance the transparency of financial reporting by requiring public business entities (PBEs) to provide detailed disclosures about the components of significant expense captions presented in the income statement. The Company will be required to disclose, in a tabular format, the amounts recognized within each relevant expense caption in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026; early adoption is permitted using either a prospective or retrospective transition method. The Company is not planning to early adopt. The Company expects ASU 2024-03 to require additional tabular disclosures in the notes to its consolidated financial statements.
Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.
3. Discontinued Operations
On March 18, 2024, the Company discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. The last date of any obligation of the Company to perform under the Licensing Agreement was March 18, 2024. In connection with the termination, certain ABG Warrants vested.
On April 29, 2025, the ABG Group Legal Matters (as further described in Note 18) were resolved through a confidential settlement with outstanding liabilities being released by all sides. In connection with the settlement, all ABG Warrants were forfeited.

The table below sets forth the loss from discontinued operations:

	Years Ended December 31,
	2025	2024
Revenue (1)	$45,107	$22,159
Cost of revenue (2)	(1,367)	15,137
Gross profit (loss)	46,474	7,022
Operating expenses:
Selling and marketing (2)	(805)	12,358
General and administrative (3)	(48,971)	45,907
Depreciation and amortization	–	2,401
Loss on impairment of assets (4)	–	39,391
Total operating expenses (income)	(49,776)	100,057
Income (loss) from discontinued operations	96,250	(93,035)
Income tax provision	–	(8)
Net income (loss) from discontinued operations	$96,250	$(93,043)
(1)Revenue for the year ended December 31, 2025 includes the derecognition of SI business related liabilities of $45,107 for which the Company has no remaining obligations.
(2)Cost of revenue and selling and marking expenses for the year ended December 31, 2025, include adjustments to previously reported accounts payable that were settled for a reduced amount.
(3)General and administrative expenses for the year ended December 31, 2025, include the derecognition of SI business related liabilities, including a $45,000 termination fee liability, a $3,750 royalty fee liability and $221 of previously reported accounts payable that was settled for a reduced amount. General and administrative expenses for the year ended December 31, 2024, include a $45,000 termination fee liability.
(4)Loss on impairment of assets for the year ended December 31, 2024 of $39,391, includes $8,601 for the impairment of intangible assets and $30,790 for the impairment of subscription acquisition costs.

The table below sets forth the major classes of assets and liabilities of the discontinued operations:

	As of December 31,
	2025	2024
Assets
Accounts receivable, net	$–	$–
Subscription acquisition costs, current portion	–	–
Prepayments and other current assets	–	–
Current assets from discontinued operations	–	–
Subscription acquisition costs, net of current portion	–	–
Acquired and other intangibles assets, net	–	–
Noncurrent assets from discontinued operations	–	–
Total assets from discontinued operations	$–	$–
Liabilities
Accounts payable	$–	$1,783
Accrued expenses and other	–	519
Subscription refund liability	–	423
Royalty fee liability (1)	–	3,750
Termination fee liability (1)	–	45,000
Subscription liability	–	44,684
Current/total liabilities from discontinued operations	–	96,159
Subscription liability, net of current portion	–	–
Noncurrent liabilities from discontinued operations	–	–
Total liabilities from discontinued operations	$–	$96,159
(1)Further details related to the alleged and disputed royalty fee liability of $3,750 and termination fee liability of $45,000 are described under the heading ABG Group Legal Matters in Note 24.

The table below sets forth the cash flows of the discontinued operations:

	Years Ended December 31,
	2025	2024
Cash flows from operating activities from discontinued operations
Net income (loss) from discontinued operations	$96,250	$(93,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	–	2,401
Loss on impairment of assets	–	39,391
Stock-based compensation	–	606
Bad debt expense	–	1,058
Change in operating assets and liabilities:
Accounts receivable, net	–	12,077
Subscription acquisition costs	–	6,131
Prepayments and other current assets	–	807
Accounts payable	(1,783)	(771)
Accrued expenses and other	(519)	(1,349)
Subscription refund liability	(423)	20
Subscription liability	(44,684)	(8,301)
Royalty fee liability	(3,750)	3,750
Termination fee liability	(45,000)	45,000
Net cash provided by operating activities from discontinued operations	$91	$7,777
Further details regarding legal matters in connection with the discontinued operations are provided under the heading ABG Group Legal Matters in Note 24, Commitments and Contingencies.
4. Acquisitions
The Company uses the acquisition method of accounting, which is based on ASC, Business Combinations (Topic 805), and uses the fair value concepts which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date.
On May 12, 2025, the Company entered into a Membership Purchase Agreement to purchase 100% of the membership interests of TravelHost LLC from Simplify Inventions LLC ("Simplify"), a related party as further described in Note 23, Related Party Transactions, for a purchase price of $1,000. Because TravelHost is an affiliate of the Company under common control of Simplify, the Company accounted for the transaction as a common control transfer of assets and recorded the acquired intangible assets at the seller’s carry over basis within intangible assets, net in the accompanying consolidated balance sheet.
On October 1, 2025, the Company entered into an Asset Purchase Agreement to acquire certain digital intangible and intellectual property assets related to the Lindy’s Sports business from DMD Publications, LLC (d/b/a “Lindy’s Sports Annuals” and “Lindy’s Sports”) for total consideration of $1,000. The acquisition related solely to seller’s digital operations, and the seller retained its print business. The Company accounted for the transaction as an asset acquisition as the acquired assets did not meet the definition of a business under ASC 805, Business Combinations. Substantially all of the purchase price was allocated to the intangible asset brand names.
On October 7, 2025, the Company entered into an Asset Purchase Agreement to acquire certain assets from IV Media LLC, a related party, related to its ShopHQ business ("ShopHQ", a related party (see Note 23)). The purchase price for the assets was $1,000. The acquisition included the transfer of the ShopHQ brand and related intellectual property. Because ShopHQ is an affiliate of the Company under common control of Simplify Inventions, the Company accounted for the transaction as a common control transfer of assets and recorded the acquired intangible assets at the seller’s carry over basis within intangible assets, net in the accompanying consolidated balance sheet.

5. Prepayments and Other Current Assets
Prepayments and other current assets are summarized as follows:

	As of December 31,
	2025	2024
Prepaid expense	$1,102	$2,078
Prepaid supplies	626	62
Refundable income and franchise taxes	–	149
Employee retention credits	1,294	2,468
Total prepayments and other current assets	$3,022	$4,757
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company determined that it qualifies for the tax credit under the CARES Act. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure. As of the years ended December 31, 2025 and 2024, the Company has employee retention credits of $1,294 and $2,468, respectively, recorded in prepaid expenses and other current assets on the consolidated balance sheets for the respective periods.
6. Property and Equipment
Property and equipment are summarized as follows:

	As of December 31,
	2025	2024
Office equipment and computers	$1,777	$1,777
Leasehold improvements	54	54
Furniture and fixtures	133	133
	1,964	1,964
Less accumulated depreciation and amortization	(1,908)	(1,816)
Net property and equipment	$56	$148
Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $92 and $234, respectively. No impairment charges for property and equipment for the years ended December 31, 2025 or 2024 have been recorded on the consolidated statements of operations and comprehensive income (loss).

7. Leases
The Company has a real estate lease for the use of office space.
The table below presents information related to the operating leases:

	As of December 31,
	2025	2024
Operating lease costs during the period (1)	$562	$431
Cash payments included in the measurement of operating lease liabilities during the period (2)	–	916
Operating lease liability arising from obtaining lease right-of-use assets during the period	–	2,583
Weighted-average remaining lease term (in years) as of period-end	4.92	5.92
Weighted-average discount rate during the period	10.90%	10.90%

(1) For the year ended December 31, 2024, operating lease costs is presented net of sublease income that is not material.
(2) For the year ended December 31, 2025, there were no cash payments included in the measure of operating lease liabilities during the period since the Company has a deferral period through December 2025 before any cash payments are required under a lease with an effective date of April 1, 2024 with an initial lease term of 6.67 years.

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
The components of operating lease costs were as follows:

	As of December 31,
	2025	2024
Operating lease costs included in:
General and administrative	$562	$884
Total operating costs	562	884
Less sublease income	–	(453)
Total operating lease costs	$562	$431

Maturities of the operating lease liability as of December 31, 2025 are summarized as follows:

Years Ending December 31,
2026	$652
2027	652
2028	652
2029	652
2030	597
Thereafter	–
Minimum lease payments	3,205
Less imputed interest	(732)
Present value of operating lease liabilities	$2,473
Current portion of operating lease liabilities	$402
Long-term portion of operating lease liabilities	2,071
Total operating lease liabilities	$2,473
Sublease Agreement – The Company entered into agreements to sublease certain space that it does not occupy, through the duration of the lease terms, with one sublease that expired in September 2024 and two other subleases (these operating leases were recorded as an assumed lease liability in connection with the acquisition of Men’s Journal) that expired in March 2025.
Lease Termination – Effective September 30, 2021, the Company terminated a certain lease arrangement for office space. In connection with the termination, the Company agreed to pay the landlord cash payments and credits for market rate advertising, where $4,000 of cash payments were paid during the year ended December 31, 2024, and market rate advertising of $800 recognized during the year ended December 31, 2024, leaving no further obligations related to the lease termination. No amounts were paid or recognized during the year ended December 31, 2025, and there are no remaining obligations related to the lease termination as of December 31, 2025.
8. Platform Development
Platform development costs are summarized as follows:

	As of December 31,
	2025	2024
Platform development	$38,499	$31,434
Less accumulated amortization	(28,737)	(23,319)
Net platform development	$9,762	$8,115
A summary of platform development cost activity is as follows:

	As of December 31,
	2025	2024
Platform development beginning of year	$31,434	$26,054
Capitalized costs	7,040	5,121
Total capitalized costs	38,474	31,175
Stock-based compensation	25	259
Platform development end of year	$38,499	$31,434
Amortization expense for platform development for the years ended December 31, 2025 and 2024 was $5,418 and $5,988, respectively. Amortization expense for platform development is included in cost of revenue on the consolidated statements of operations and comprehensive income (loss). No impairment charges for platform development for the years ended

December 31, 2025 or 2024, have been recorded on the consolidated statements of operations and comprehensive income (loss).
9. Intangible Assets
Intangible assets subject to amortization consisted of the following:

		As of December 31, 2025			As of December 31, 2024
	Weighted Average Useful Life (in years)	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.0	$17,333	$(17,333)	$–	$17,333	$(17,333)	$–
Trade name	16.1	5,181	(2,052)	3,129	5,181	(1,799)	3,382
Brand name	11.6	15,115	(5,118)	9,997	12,115	(3,729)	8,386
Subscriber relationships	8.5	2,150	(1,634)	516	2,150	(1,379)	771
Advertiser relationships	9.9	14,519	(5,749)	8,770	14,519	(4,269)	10,250
Database	3.0	1,140	(1,140)	–	1,140	(1,140)	–
Digital content	2.0	355	(355)	–	355	(355)	–
Total intangible assets		$55,793	$(33,381)	$22,412	$52,793	$(30,004)	$22,789
Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the years ended December 31, 2025 and 2024 was $3,377 and $3,470, respectively.
No impairment charges from continuing operations for the year ended December 31, 2025 were recorded for intangible assets. Impairment charges for the year ended December 31, 2024 of $1,198 was recorded as a result of the disposition of Fexy Studios intangible assets, including the advertiser relationships of $608 and brand names of $590, on the consolidated statements of operations and comprehensive income (loss). No impairment charges from continuing operations for the year ended December 31, 2024 was recorded for intangible assets.
Estimated total amortization expense for the next five years and thereafter related to the Company’s intangible assets subject to amortization as of December 31, 2025 is as follows:

Years Ending December 31,
2026	$3,265
2027	3,265
2028	3,015
2029	2,776
2030	2,762
Thereafter	7,329
$22,412

10. Other Long-Term Assets
Other assets are summarized as follows:

	As of December 31,
	2025	2024
Security deposit	$109	$109
Prepaid insurance	28	42
Total other assets	$137	$151
11. Goodwill
The changes in carrying value of goodwill are as follows:

	As of December 31,
	2025	2024
Carrying value at beginning of year	$42,575	$42,575
Carrying value at end of year	$42,575	$42,575
The Company performs an annual goodwill impairment test, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Resulting from a change in reportable segments in 2024 (see Note 25, Segment Reporting) the Company reassessed its goodwill reporting unit level and determined its goodwill reporting units had changed and goodwill was assigned to the new goodwill reporting units based on the relative fair value of each reporting unit. There were no changes to the reporting units in 2025.
The goodwill impairment test was conducted at the reporting unit level, which consists of four reporting units: Sports & Leisure, Finance, Lifestyle, and Platform & Other. Our reporting units are consistent with our operating segments in Note 25.
For the years ended December 31, 2025 and 2024, the Company bypassed the qualitative test known as Step Zero and proceeded directly to the quantitative impairment test. The fair value of each reporting unit was estimated using a combination of the income and market approaches. The income approach utilized a discounted cash flow analysis, incorporating management’s projections of revenue growth, operating margins, and discount rates that reflect the risk-adjusted cost of capital. The market approach considered valuation multiples derived from comparable publicly traded companies.
Based on the results of the quantitative impairment tests performed for the year ended December 31, 2025, the fair values of all four reporting units exceeded their respective carrying amounts of Sports & Leisure ($16,627), Finance ($10,925), Lifestyle ($11,030), and Platform & Other ($3,993). No goodwill impairment losses have been recognized to date on any of our reporting units.

12. Accrued Expenses and Other
Accrued expenses and other are summarized as follows:

	As of December 31,
	2025	2024
General accrued expenses	$3,264	$2,140
Accrued payroll and related taxes	89	3,805
Accrued publisher expenses	3,619	4,066
Liabilities in connection with acquisitions and dispositions	320	30
Assumed lease liability	–	390
Other accrued expenses	339	559
Total accrued expenses and other	$7,631	$10,990
13. Line of Credit
Line of Credit – In connection with the term debt default (See Note 17, Term Debt), there was a cross-default under the SLR Digital Finance LLC (“SLR” and the “SLR Default”) financing and security agreement for a line of credit (the “Line of Credit”), where the Line of Credit, as amended, was terminated, on December 29, 2023. In connection with the termination, the Company paid SLR $3,448 with the proceeds from the Simplify Loan as described in Note 16, Simplify Loan, representing the amount due on the outstanding loan balance, accrued interest, certain fees and contingency reserves other fees in connection with the termination. In connection with the SLR Default, SLR no longer provided funding under the Line of Credit while paying down the Line of Credit with payments received from the Company’s customers in accordance with the terms of the agreement.
The Company refinanced the Line of Credit with a new credit facility with Simplify, a related party, on August 19, 2024, as further described in Note 16.
Information for the year ended December 31, 2024, with respect to interest expense related to the Line of Credit is provided under the heading Interest Expense in Note 17, Term Debt.
14. Liquidated Damages Payable
During the year ended December 31, 2023, liquidated damages were recorded as a result of the following: (i) certain registration rights agreements that provide for damages if the Company does not register certain shares of the Company’s common stock within the requisite time frame (the “Registration Rights Damages”); and (ii) certain securities purchase agreements that provide for damages if the Company does not maintain its periodic filings with the SEC within the requisite time frame (the “Public Information Failure Damages”).
Obligations with respect to the liquidated damages payable are summarized as follows:

	As of December 31, 2025
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$–	$–	$15
Series H convertible preferred stock	567	574	933	2,074
Convertible debentures (2)	–	144	106	250
Series J convertible preferred stock (2)	152	152	201	505
Series K convertible preferred stock (2)	166	70	455	691
Total	$900	$940	$1,695	$3,535
(1)Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).
(2)Represents previously issued and converted debt or equity securities.

	As of December 31, 2024
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$–	$–	$15
Series H convertible preferred stock	566	574	796	1,936
Convertible debentures (2)	–	144	89	233
Series J convertible preferred stock (2)	152	152	165	469
Series K convertible preferred stock (2)	166	70	341	577
Total	$899	$940	$1,391	$3,230
(1)Shares of common stock issuable to MDB.
(2)Represents previously issued and converted debt or equity securities.
During the years ended December 31, 2025 and 2024, the Company recorded accrued interest on the liquidated damages payable of $305 and $306, respectively.
As of December 31, 2025 and 2024, the short-term liquidated damages payable was $3,535 and $3,230, respectively. The Company will continue to accrue interest on the liquidated damages payable balance at 1.0% per month based on the balance outstanding as of December 31, 2025, or $3,535, until paid. There is no scheduled date when the unpaid liquidated damages become due. The Series K convertible preferred stock remains subject to Registration Rights Damages and Public Information Failure Damages, which will accrue in certain circumstances, limited to 6% of the aggregate amount invested.
15. Fair Value Measurement
The Company’s financial instruments may consist of Level 1, Level 2, or Level 3 valuations. As of December 31, 2025 and 2024, the Company’s cash equivalents of $4,241 and cash and cash equivalents of $4,362, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.
The Company’s Term Debt (as described below) is carried at amortized cost, with a carrying value of $97,578 and $110,436 as of December 31, 2025 and 2024, respectively. The carrying value of the Company's long-term debt with fixed interest rates approximates fair value based on instruments with similar terms (Level 2), as of December 31, 2025. The Simplify Loan (as described below in note 16) was carried at amortized cost in 2024, and had a carrying value of $10,651 as of December 31, 2024.

Fexy Put Option – The Company accounted for certain common stock issued in connection with the acquisition of Fexy Studios on January 11, 2023 that was subject to a put option (which provided for a cash payment to the sellers on the first anniversary date of the closing (or January 11, 2024) in the event the common stock trading price on such date was less than the common stock trading price on the day immediately preceding the acquisition date, or $8.10 per share), as a derivative liability.
During the year ended December 31, 2024, the Company paid the Fexy Put Option and recorded the repurchase of 274,692 shares of the Company’s common stock issued in connection with the acquisition, resulting in a loss of $379 as reflected on the consolidated statement of stockholders’ deficiency.
16. Simplify Loan
On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party as further described in Note 23 (the “Simplify Loan”), pursuant to which the Company had available up to $50,000 (originally $25,000) at 10.0% interest rate per annum (the “Applicable Interest Rate”). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations.
In connection with the closing of the Simplify Loan, for the year ended December 31, 2024, the Company borrowed $3,448 to repay the outstanding loan balance, accrued interest, certain fees and contingency reserves under the Line of Credit.
In connection with the Amended Promissory Note, on August 19, 2024, the Company and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for shares of the Company’s common stock, as further described under the heading Common Stock Purchase Agreement and Simplify Loan Exchange for Common Stock in Note 23. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent and the Simplify Loan will be payable upon demand by Simplify.
On December 31, 2025, the Company entered into Amendment No. 2 to Loan Documents with Simplify, which reduced the maximum principal amount available under the Simplify Loan to $25,000 and extended the maturity date to December 1, 2027. All other material terms and conditions of the Simplify Loan, as previously disclosed, remain unchanged. As of December 31, 2025 and 2024, the balance outstanding on the Simplify Loan was $0 and $10,651, respectively.
Information for the years ended December 31, 2025 and 2024, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 17.
17. Term Debt
The Company entered in a Note Purchase Agreement with Renew Group Private Limited ("Renew"), a related party (see Note 23, Related Party Transactions). Pursuant to the Note Purchase Agreement, as amended from time-to time, leading to the Third Amended and Restated Note Purchase Agreement dated December 15, 2022 (the “Third Amended and Restated Notes”) (as further described under the heading Former Principal Stockholder in Note 23), as of December 31, 2025 and 2024, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”), the 2022 bridge notes (the “2022 Bridge Notes”) and the 2023 notes (the “2023 Notes”), as further described below and collectively referred to as the “Term Debt”.
On December 31, 2025, the Company entered into Amendment No. 4 to the Third Amended and Restated Note Purchase Agreement (“Renew Amendment No. 4”). Amendment No. 4 amended the definition of “Maturity Date” to the earlier of (i) December 31, 2027 or (ii) acceleration upon an event of default pursuant to and in accordance with the terms of the agreement. In addition, as a condition to effectiveness, the Company made a curtailment payment of $13,000, which was applied to reduce the outstanding principal balance of the Notes.
Senior Secured Notes
The terms of the Senior Secured Notes, as amended, provide for:
•a provision for the Company to enter into Delayed Draw Term Notes (as described below);
•a provision where the Company added $13,852 to the principal balance of the notes for interest payable prior to January 1, 2022 as payable in-kind;

•a provision where the paid in-kind interest can be paid in shares of the Company’s common stock based upon the conversion rate specified in the Certificate of Designation for the Series K convertible preferred stock, subject to certain adjustments;
•an interest rate of 10.0% per annum, subject to adjustment in the event of default, with a provision that within one (1) business day after receipt of cash proceeds from any issuance of equity interests, unless waived, the Company will prepay certain obligations in an amount equal to such cash proceeds, net of underwriting discounts and commissions;
•interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes;
•a maturity date of December 31, 2027, subject to certain acceleration conditions; and
•the Company to enter into the 2022 Bridge Notes for $36,000 (as further described below).
Delayed Draw Term Notes
The terms of the Delayed Draw Term Notes, as amended, provide for:
•an interest rate of 10.0% per annum, subject to adjustment in the event of default;
•interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and
•a maturity date on December 31, 2027, subject to certain acceleration terms.
2022 Bridge Notes
The terms of the 2022 Bridge Notes, as amended, provide for:
•an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the First Amendment), (as further described below);
•a maturity date of December 31, 2027, subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes; and
•an election to prepay the notes, at any time, in whole or in part with no premium or penalty.
2023 Notes
In connection with the Third Amended and Restated Notes (as further described under the heading Former Principal Stockholder in Note 23), on August 31, 2023 pursuant to Amendment No. 1 under the Third Amended and Restated Notes dated August 14, 2023, the Company issued $5,000 aggregate principal amount of senior secured notes (the “2023 Notes” and collectively the 2022 Bridge Notes and 2023 Notes are referred to as the “Bridge Notes”). The provisions of Amendment No. 1 also permit certain incremental borrowings in the amount up to $3,000 at the sole discretion of the purchaser (the “Incremental 2023 Notes”), subject to a minimum amount of $1,000 and other conditions. On September 29, 2023, the Company issued $1,000 aggregate principal amount of Incremental 2023 Notes. On November 27, 2023, the Company issued $2,000 aggregate principal amount of Incremental 2023 Notes.
The terms of 2023 Notes, as amended, provide for:
•an interest rate fixed at 10.0% per annum;
•a maturity date of December 31, 2027; and

•an election to prepay the notes, at any time, at 100% of the principal amount due with no premium or penalty.
The following table summarizes the Company's related-party Term Debt:

	As of December 31, 2025			As of December 31, 2024
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of December 31, 2025, as amended, and 10.1% as of December 31, 2024	$55,328	$(80)	$55,248	$62,691	$(181)	$62,510
Delayed Draw Term Notes, effective interest rate of 12.6% as of December 31, 2025, as amended, and 10.2% as of December 31, 2024	3,531	(9)	3,522	4,000	(21)	3,979
2022 Bridge Notes, effective interest rate of 11.5% as of December 31, 2025, as amended, and 10.2% as of December 31, 2024	31,772	(24)	31,748	36,000	(53)	35,947
2023 Notes, effective interest rate of 12.4% as of December 31, 2025, as amended, and 14.2% December 31, 2024	7,060	–	7,060	8,000	–	8,000
Total	$97,691	$(113)	$97,578	$110,691	$(255)	$110,436
The debt issuance costs incurred, as amended based on certain debt modifications, are being amortized over the applicable term of the Term Debt.
On December 29, 2023, the Company failed to make the interest payment due on the Term Debt resulting in an event of default with subsequent agreement to a forbearance period that was extended to September 30, 2024. On July 12, 2024, the Company entered into a third amendment to the Third Amended and Restated Notes dated as of December 15, 2022 (“Amendment No. 3”) which further deferred the accrued interest due date to December 31, 2024 (refer to the heading Principal Stockholder in Note 23). On November 6, 2024, the Company received a letter from Renew (as described in Note 23, Related Party Transactions) confirming the Company was not then in default under the Term Debt (collectively all of the Term Debt is also referred to as “Loan Documents”) due to the cure of the default identified in the forbearance letter (as updated from time-to-time the “forbearance letter”), and all interest was paid as of December 31, 2024 (see Note 23).
As of December 31, 2025, following the $13,000 curtailment payment made pursuant to Amendment No. 4, the Term Debt principal balance of $97,691 is due on December 31, 2027.
Information for the years ended December 31, 2025 and 2024 with respect to interest expense related to the Term Debt is provided below.

Interest Expense
The following table represents interest expense:

	Years Ended December 31,
	2025	2024
Amortization of debt costs:
Line of credit	$–	$418
Term Debt (related party)	142	240
Total amortization of debt costs	142	658
Cash paid interest:
Simplify Loan (related party)	315	585
Line of credit	–	1,706
Term Debt (related party)	11,223	11,251
Other	13	471
Total cash paid interest (1)	11,551	14,013
Less: Interest Income	(335)	(3)
Total interest expense, net	$11,358	$14,668
(1) During the year ended December 31, 2024, the Company paid cash interest of $3,824 that was accrued at December 31, 2023.
18. Preferred Stock
The Company has the authority to issue 1,000,000 shares of Preferred Stock, $0.01 par value per share. As of December 31, 2024, 168 shares of Series G Convertible Preferred Stock were outstanding. On December 9, 2025, the outstanding 168 shares of Series G Convertible Preferred Stock were converted to common stock. As a result, no convertible preferred shares are outstanding as of December 31, 2025.
19. Stockholders’ Deficiency
Common Stock
Common Stock Purchase Agreement – On August 19, 2024, in connection with the Amended Promissory Note, the Company and Simplify entered into a Common Stock Purchase Agreement, where $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock at a purchase price of approximately $0.84 per share, based on a 60-day volume weighted-average price of the Company’s common stock, which approximated the trading price on August 19, 2024, as reflected on the consolidated statements of stockholders’ deficiency. Further information is provided in Note 23.
Common Stock Private Placement – On February 14, 2024, the Company entered into a subscription agreement (the “Subscription Agreement”) with Simplify, pursuant to which the Company agreed to sell and issue to Simplify in a private placement (the “Private Placement”) an aggregate of 5,555,555 shares (the “Private Placement Shares”) of the Company’s common stock, at a purchase price of $2.16 per share, a price equal to the 60-day volume weighted average price of the Company’s common stock. The Private Placement closed on February 14, 2024 and the Company received proceeds from the Private Placement of $12,000 which were reflected in the consolidated statements of stockholders’ deficiency for the year ended December 31, 2024. The proceeds were used for working capital and general corporate purposes. Further information is provided in Note 23.
Common Stock Withheld – The Company recorded the repurchase of vested restricted common stock of 6,901 shares for the payment for taxes of $29, and 330,982 shares for the payment for taxes of $534, during the years ended December 31, 2025 and 2024, respectively, as reflected on the consolidated statements of stockholders’ deficiency.

Restricted Stock Awards
Unless otherwise stated, the fair value of a restricted stock award is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued. The estimated fair value of these shares is being recognized as compensation expense over the vesting period of the award (see Note 19).
Common Stock to be Issued
In connection with a closing of a private placement on January 4, 2018, MDB, as the placement agent, was entitled to receive 2,701 shares of the Company’s common stock (subject to liquidated damages, see Note 14), which have not been issued as of December 31, 2025, as reflected on the consolidated statements of stockholders’ deficiency as common stock to be issued (see Note 14).
Common Stock Warrants
Warrants were issued to purchase shares of the Company’s common stock in connection with various financings, all of which have expired.
As of December 31, 2025, the Company had no outstanding warrants to purchase shares of common stock. Warrants to purchase 39,774 shares of common stock that were outstanding as of December 31, 2024 (weighted-average exercise price of $7.26 per share) expired on October 20, 2025.
AllHipHop Warrants – On October 26, 2020, the Company granted AllHipHop, LLC an aggregate of 5,682 warrants exercisable for shares of the Company’s common stock with an exercise price of $14.30 (the “AllHipHop Warrants”). The AllHipHop Warrants are exercisable for a period of five years, subject to customary anti-dilution adjustments. The warrants expired in 2025 and were not outstanding as of December 31, 2025.
ABG Warrants – On June 14, 2019, the Company issued 999,540 warrants to acquire the Company’s common stock to ABG (the “ABG Warrants”) in connection with the Sports Illustrated Licensing Agreement, expiring in ten years. During the year ended December 31, 2025, the ABG Warrants were forfeited as part of the ABG settlement.
20. Stock–Based Compensation
The Company issued stock-based compensation awards under several plans as follows:
•2016 Plan – On December 19, 2016, the Board adopted the 2016 Stock Incentive Plan (the “2016 Plan”) that allowed the Company to grant restricted stock awards and statutory and non-statutory common stock options to acquire shares of the Company’s common stock to employees, directors and consultants, with vesting variable vesting provisions consisting of time-based and performance-based. The Company is no longer issuing awards under the 2016 Plan.
•2019 Plan – On April 4, 2019, the Board adopted the 2019 Equity Incentive Plan (the “2019 Plan”) that allowed awards of stock options, restricted stock awards, restricted stock units, unrestricted stock awards, and stock appreciation rights, with variable vesting provisions consisting of time-based, performance-based, or market-based. The Company is no longer issuing option awards under the 2019 Plan.
•Outside Options – The Company granted stock options outside the 2016 Plan and 2019 Plan (the “Outside Options”) that allowed the Company to grant statutory and non-statutory common stock options, with variable vesting provisions consisting time-based, performance-based targets and certain performance achievements. The Company is no longer issuing Outside Options.
•2022 Plan – On April 18, 2022, the Board adopted the 2022 Stock and Equity Compensation Plan (the “2022 Plan”) that was approved by the Company’s stockholders on June 2, 2022 with a maximum number of shares authorized to be issued under the plan of 1,800,000. The purpose of the 2022 Plan is to foster the growth and success of the Company by providing a means to attract, motivate and retain officers, directors, key employees, and consultants through awards of stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards and restricted stock units. Shares subject to an award that have been canceled, expired, settled in cash, or not issued or forfeited for any reason will not reduce the aggregate number of shares that may be subject to or delivered under the 2022 Plan and will be available for future awards granted under the 2022 Plan. Common stock options issued under the 2022 Plan may have a term of up to ten years and may have variable vesting provisions based on time and performance. The issuance of awards under the 2022 Plan is administered by the Board or any committee of directors designated by the Board.
Restricted Stock Units
During the years ended December 31, 2025 and 2024, the Company issued restricted stock units to various employees and members of the board subject to continued service. Upon vesting of the award, subject to certain conditions for release of the award, the Company issues the underlying common stock of the Company.
The fair value of a restricted stock unit was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date issued during the years ended December 31, 2025 and 2024.
A summary of the restricted stock unit activity during the year ended December 31, 2025 is as follows:

	Number of Shares		Weighted Average Grant-Date Fair Value
	Unvested	Vested
Restricted stock units outstanding at January 1, 2025	15,557	7,499	$6.99
Granted	31,446	–	4.77
Vested	(26,557)	26,557	6.50
Issuance of common stock for restricted stock units	–	(34,056)
Cancelled	(4,723)	–	2.49
Restricted stock units outstanding at December 31, 2025	15,723	–	4.77
The aggregate grant date fair value of restricted stock units that vested during the year ended December 31, 2025 was $173.
The Company’s policy is to repurchase the number of shares of its common stock at the fair market value at the time of issuance of new shares of its common stock upon conversion of a restricted stock unit to cover the tax obligations.
The total intrinsic value of shares of the Company’s common stock issued for restricted stock units that were released during the years ended December 31, 2025 and 2024 were $112 and $454, respectively.
Common Stock Options
During the years ended December 31, 2025 and 2024, the Company issued common stock options under the 2022 Plan, consisting of primarily of incentive stock options with a term of up to ten years with time-based vesting provisions over three years.
The fair value of common stock option awards granted during the years ended December 31, 2025 and 2024 was calculated using a Black-Scholes options-pricing model. The assumptions utilized are as follows:

	Years Ended
	2025	2024
Risk-free interest rate	3.98%	3.85% - 3.98%
Expected dividend yield	0.00%	0.00%
Expected volatility	47.35%	47.32% - 47.35%
Expected life	6 years	6 years

A summary of the common stock option activity during the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Common stock options outstanding at January 1, 2025	2,943,676	$10.03	2.98
Granted	400,000	1.48
Exercised	(7,205)	2.92
Forfeited	(72,565)	1.43
Expired	(182,294)	10.73
Common stock options outstanding at December 31, 2025	3,081,612	8.94	3.17
Common stock options exercisable at December 31, 2025	2,091,055	10.03	2.90
Common stock options not vested at December 31, 2025	990,557
Common stock options available for future grants at December 31, 2025 (1)	1,057,167
(1)Common stock available for future issuance under the 2022 Plan represent 1,800,000 of authorized shares; less 727,110 common stock options outstanding and 15,723 restricted stock units outstanding.
The aggregate grant date fair value of common stock options granted during the years ended December 31, 2025 and 2024 was $300 and $4, respectively. The weighted-average grant-date fair value of common stock options granted during the years ended December 31, 2025 and 2024 were $0.75 and $0.18, respectively.
The total intrinsic value of common stock options exercised during the years ended December 31, 2025 and 2024 were $24 and $0, respectively. The total fair value of common stock options vested during the years ended December 31, 2025 and 2024 were $72 and $2,412, respectively.
The unvested common stock options for which the vesting is expected based on achievement of a performance condition as of December 31, 2025 were with a weighted average remaining contractual term of 3.25 years.
The Company’s policy is to repurchase the number of shares of its common stock at the fair market value at the time of issuance of its common stock upon exercise of common stock options to cover the tax obligations and any cashless exercise.
As of December 31, 2025, there was no intrinsic value of exercisable, in-the-money common stock option awards and no aggregate intrinsic value of all outstanding, in-the-money options, including both exercisable and unvested options, based on the fair market value of the Company’s common stock trading price at December 31, 2025 of $4.00 per share.
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
On April 29, 2025, the ABG Group Legal Matters were resolved through a confidential settlement with outstanding liabilities being released by all sides. In connection with the settlement, all ABG Warrants were forfeited. There were no ABG Warrants outstanding as of December 31, 2025.
A summary of the ABG Warrant activity during the year ended December 31, 2025 is as follows:

	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
	Unvested	Vested
ABG Warrants outstanding at January 1, 2025	–	999,540	$11.55	4.45
Forfeited	–	(999,540)	–	–
ABG Warrants outstanding at December 31, 2025	–	–	–	–
Publisher Partner Warrants
Publisher Partner Warrants – As of December 31, 2025, the Company had no Publisher Partner Warrants outstanding or exercisable. As of December 31, 2024, the Company had 9,800 Publisher Partner Warrants outstanding. During the year ended December 31, 2025, the Company cancelled these warrants in accordance with the terms of the applicable warrant agreements.
A summary of the Publisher Partner Warrants activity during the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Publisher Partner Warrants outstanding at January 1, 2025	23,200	$6.91	4.15
Granted	–	–	0
Cancelled	(23,200)
Publisher Partner Warrants outstanding at December 31, 2025	–	–	0
Publisher Partner Warrants exercisable at December 31, 2025	–
Publisher Partner Warrants not vested at December 31, 2025	–
Publisher Partner Warrants available for future grants at December 31, 2025	–
There was no intrinsic value of exercisable but unexercised in-the-money Publisher Partner Warrants since the fair market value of $1.34 per share of the Company’s common stock was lower than the exercise prices on December 31, 2024.

Stock-Based Compensation
Stock–based compensation and equity-based expense charged to operations or capitalized during the years ended December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$–	$115	$5	$120
Selling and marketing	12	52	–	64
General and administrative	160	141	–	301
Total costs charged to operations	172	308	5	485
Capitalized platform development	–	25	–	25
Total stock-based compensation	$172	$333	$5	$510

	Year Ended December 31, 2024
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$119	$745	$13	$877
Selling and marketing	20	187	–	207
General and administrative	909	432	–	1,341
Total costs charged to operations	1,048	1,364	13	2,425
Capitalized platform development	–	259	–	259
Total stock-based compensation	$1,048	$1,623	$13	$2,684
Unrecognized compensation expense related to the stock-based compensation awards and equity-based awards as of December 31, 2025 was as follows:

	As of December 31, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Unrecognized compensation cost	$61	$247	$1	$309
Expected weighted-average period expected to be recognized (in years)	0.66	3.33	0.45	2.79
21. Income Taxes
The following table summarizes income (loss) before income taxes and the income tax provision (benefit), by continuing and discontinued operations, and reconciles to net income (loss):

	Years Ended December 31,
	2025	2024
Income (loss) before income taxes	$125,378	$(100,453)
Income tax provision - continuing operations	(520)	(249)
Income tax provision - discontinued operations	–	(8)
Net income (loss)	$124,858	$(100,710)
The income (loss) before income taxes from continuing operations, by jurisdiction, consists of the following:

	Years Ended December 31,
	2025	2024
Income (loss) from continuing operations before income tax:
U.S. Federal	$29,128	$(7,418)
Foreign	–	–
Total	$29,128	$(7,418)
The following table summarizes the components of income tax provision (benefit) from continuing operations, including current and deferred income taxes:

	Years Ended December 31,
	2025	2024
Current tax provision:
Federal	$28	$–
State and local	561	46
Total Current tax provision	$589	$46
Deferred tax provision (benefit):
Federal	$(46)	$55
State and local	(23)	148
Total deferred tax provision (benefit)	$(69)	$203
Total income tax provision (benefit):
Federal	$(18)	$55
State and local	538	194
Total income tax provision	$520	$249
The income tax provision (benefit) for continuing operations on the statements of operations and comprehensive income (loss) differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes after the adoption of ASU 2023-09, as follows:

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory rate	$6,118	21.0%
State and local income taxes, net of federal (national) income tax effect (1)	420	1.4%
Nontaxable or nondeductible items:
Stock-based compensation	1,607	5.5%
Other	7	0.0%
Changes in valuation allowance	(7,526)	-25.8%
Other reconciling items	(106)	-0.4%
Income tax provision and effective income tax rate	$520	1.7%
(1) In 2025, state taxes in California made up the majority of the state and local income taxes, net of federal effect category.

The income tax provision (benefit) for continuing operations on the statements of operations and comprehensive income (loss) differs from the amount computed by applying the statutory federal income tax rate to loss before the benefit for income taxes before the adoption of ASU 2023-09, as follows:

	Year Ended December 31,
	2024
	Amount	Percent
Federal benefit expected at statutory rate	$(1,558)	21.0%
State and local taxes, net of federal benefit	(569)	7.7%
Stock-based compensation	2,284	-30.8%
Unearned revenue	(407)	5.5%
Interest expense	36	-0.5%
Lease termination	(407)	5.5%
Other differences, net	198	-2.7%
Valuation allowance	672	-9.1%
Income tax provision and effective income tax rate	$249	-3.4%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$52,611	$57,207
Interest expense limitation carryover	14,365	14,289
Tax credit carryforwards	264	264
Allowance for doubtful accounts	479	1,070
Accrued expenses and other	926	999
Termination fee liability	–	13,743
Liquidated Damages	1,031	911
Unearned revenue	148	12,626
Stock-based compensation	2,976	4,964
Operating lease liability	714	–
Deferred tax assets	73,514	106,073
Valuation allowance	(67,102)	(103,606)
Total deferred tax assets	6,412	2,467
Deferred tax liabilities:
Acquired and other intangible assets	–	(2,729)
Depreciation and Amortization	(3,738)	(518)
Operating lease liability	–	(22)
Right of Use Assets	(587)	–
Capitalized Development Costs	(2,820)	–
Total deferred tax liabilities	(7,145)	(3,269)
Net deferred tax liabilities	$(733)	$(802)
The following table summarizes activity related to the Company's valuation allowance:

	Years Ended December 31,
	2025	2024

Valuation allowance, beginning of year	$(103,606)	$(76,367)
Income tax expense:
Decrease/ (increase) in valuation allowance	36,504	(27,239)
Valuation allowance, end of year	$(67,102)	$(103,606)

The Company must make judgments as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has recorded a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities, except for deferred tax liabilities on indefinite lived intangible assets, as of December 31, 2025 and 2024. Certain deferred tax liabilities related to indefinite-lived intangible assets are considered a source of future taxable income for certain deferred tax assets with indefinite carryforward periods and therefore reduce the amount of deferred tax assets requiring a valuation allowance.
As of December 31, 2025, the Company had federal, state, and local net operating loss carryforwards available of $193,532, $143,193 and $46,044 respectively, to offset future taxable income. Net operating losses for U.S. federal tax purposes of $184,048 do not expire (limited to 80% of taxable income in a given year) and $9,484 will expire, if not utilized, through 2037 in various amounts. As of December 31, 2024, the Company had federal, state, and local net operating loss carryforwards available of $210,633, $161,471 and $59,138, respectively, to offset future taxable income.
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
The Company’s ability to utilize certain net operating loss and tax credit carryforwards is subject to limitations under Section 382 of the Internal Revenue Code as a result of prior equity transactions. These limitations restrict the amount of carryforwards that may be utilized in future periods, and management expects that a portion will not be realized. Accordingly, deferred tax assets related to these carryforwards have not been recorded or are recorded net of anticipated limitations. The Company’s conclusions regarding the realizability of deferred tax assets consider these limitations, among other factors. The federal, state, and local net operating loss carryforwards are stated net of any such anticipated limitations as of December 31, 2025 and 2024. In addition, the Company evaluated the impact of Public Law 119-21, commonly referred to as One Big Beautiful Bill Act, on its income tax provision and determined that it did not have a material impact for the year ended December 31, 2025.
The Company did not recognize any uncertain tax position, or any accrued interest and penalties associated with uncertain tax positions for the years ended December 31, 2025 and 2024. The Company files tax returns in the U.S. federal jurisdiction and New York, California, and other states. The Company is generally subject to examination by income tax authorities for three years from the filing of a tax return, therefore, the federal and certain state returns from 2021 forward and the California returns from 2020 forward are subject to examination.
Income taxes paid consist of:

Year Ended December 31,
2025
Federal	$110
State and local:
California	524
Illinois	57
Texas	57
Other	114
Total taxes paid	$862
22. Employee Benefit Plans
The Company has a qualified 401(k) defined contribution plan that allows eligible employees of the Company to participate in the plan, subject to limitations. The plan allows for discretionary matching contributions by the Company, up to 4% of eligible annual compensation made by participants of the plan. The Company contributions to the plan were $911 and $1,295 for the years ended December 31, 2025 and 2024, respectively.
23. Related Party Transactions
Principal Stockholders
Loan Documents – On January 5, 2024, as part of negotiations with Renew, an affiliated entity of Simplify Inventions, LLC (“Simplify”), in connection with the Company’s failure on December 29, 2023 to make the interest payment due on the Loan Documents, dated December 15, 2022 held by Renew in the amount of $2,797, that resulted in an event of default under the Loan Documents, Renew agreed in writing to a forbearance period through March 29, 2024 (subsequently extended to September 30, 2024), that was originally subject to the Company retaining a chief restructuring officer acceptable to Renew, while reserving its rights and remedies. In connection with the forbearance, the Company had an engagement with FTI Consulting Inc., a global business advisory firm (“FTI”) from January 5, 2024 through April 26, 2024, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value (the “FTI Engagement”). In connection with the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. He was later appointed as the interim Co-President. Upon completion of their work under the FTI Engagement satisfactory to Renew and the Company, the FTI Engagement was terminated as of April 26, 2024 and Mr. Frankl resigned as Co-President and Chief Business Transformation Officer.
On July 12, 2024, as described above, the Company entered into Amendment No. 3, pursuant to which interest that was, or will be, due on December 31, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 was due on or before December 31, 2024, as well as the interest otherwise due on December 31, 2024 (all of which was paid before December 31, 2024). The deferral was contingent on, among other things, no events of default occurring under the Loan Documents during the deferral period. On November 6, 2024, the Company received a letter from Renew confirming the Company is not currently in default under the Loan Documents due to the cure of the default identified in the forbearance letter (see Note 17).
The Company's Term Debt (see Note 17, Term Debt) is with Renew.
Simplify Loan Exchange for Common Stock – On August 19, 2024, in connection with the Common Stock Purchase Agreement, $15,000 of outstanding indebtedness under the Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock.
Simplify Revenue – For the years ended December 31, 2025 and 2024 , the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $3,069 and $5,120, respectively. The outstanding accounts receivable due from Living Essentials was $193 and $3,465 as of December 31, 2025 and 2024, respectively.
Simplify Expenses – Agency 5, LLC (“Agency 5”) is an affiliated entity of Simplify and is considered a related party. For the year ended December 31, 2025, the Company entered into transactions with Agency 5. and recorded a reduction of expenses of $140 related to these transactions. Accounts receivable due from Agency 5 was $70 as of December 31, 2025. There were no related-party transactions with Agency 5 during the year ended December 31, 2024, and no amounts due to or from Agency 5 as of December 31, 2024.
Common Stock Private Placement – As a result of the issuance of the Private Placement Shares to Simplify, as of December 31, 2025, and based on the Schedule 13D/A filed with the SEC on December 27, 2024, Simplify owns approximately 71.15% of the outstanding shares of the Company’s common stock. As a result, Simplify has the ability to determine the outcome of any issue submitted to the Company’s stockholders for approval, including the election of directors. Prior to the consummation of the Private Placement, the Company’s public stockholders held a majority of the outstanding shares of the Company’s common stock.
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
Asset Acquisitions – The acquisitions of TravelHost and ShopHQ are described in Note 4, Acquisitions and Dispositions. The acquisitions were related party transactions. TravelHost was acquired from Simplify and also included an assignment of certain contracts from Bridge Media Networks, LLC, an affiliate of Simplify. ShopHQ is an affiliate of the Company under common control of Simplify.
24. Commitments and Contingencies
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
On March 21, 2024, the former CEO and Chairman of the board of directors filed an action against the Company, members of its board of directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20,000. The Company and board member Carlo Zola filed a Cross Complaint and Answer on June 20, 2024. Apart from Mr. Zola, the remaining individual board member defendants successfully filed a Motion to Quash Service of Summons based on lack of jurisdiction, and they have been dismissed from the case. Simplify was also dismissed from the case. On September 13, 2024, the former CEO and Chairman filed an Answer to the Company’s Cross Complaint.
On May 15, 2025, the former CEO and Chairman of the Company’s Board of Directors filed a First Amended Complaint, which adds a new cause of action for alleged breach of contract based upon the Company’s refusal to advance certain attorneys’ fees to him. On May 28, 2025, the Company filed an Answer to the First Amended Complaint. The Company intends to vigorously defend itself against the allegations made in this lawsuit.
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

On June 7, 2024, the Company filed a response denying ABG Group’s alleged breach of contract action and filed a counterclaim against ABG Group and Minute Media, Inc. alleging, among other things, unfair competition, misappropriation of trade secrets, unjust enrichment, breach of contract and tortious interference with contract. On August 2, 2024, ABG Group filed an amended complaint which the Company responded to on August 22, 2024 and subsequently filed counterclaims against ABG Group and Sportority, Inc. d/b/a Minute Media (“Minute Media”). A settlement conference was held on December 4, 2024. On March 4, 2025, ABG Group filed a Second Amended Complaint adding allegations and additional claims against Mr. Bhargava. The allegations and claims asserted against the Company remained substantially the same as those in ABG Group’s original complaint filed April 1, 2024. On August 30, 2024, each of ABG, Minute Media, and Mr. Bhargava filed respective motions to dismiss, which motions were fully briefed as of November 1, 2024. On April 29, 2025, all outstanding legal matters with the ABG Group and Minute Media were resolved through a confidential settlement. As a result, the Company has released the previously accrued liability related to the ABG Group dispute, with no further obligations remaining under the terminated licensing agreement. The ABG Warrants were also forfeited as part of the settlement. The impact of the settlement is reflected in the consolidated financial statements for the year ended December 31, 2025.
25. Segment Reporting
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
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company’s reportable segments are organized in the subject matter verticals that offer content on the respective topics by brand. The Company has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform & Other. Segment profit measure is segment gross profit defined as segment revenue less segment cost of revenue, consisting of costs and expenses directly attributable to the segment. The brand Men's Journal is organized under the subject matter vertical of Sports & Leisure for the year ending December 31, 2025. Accordingly, segment‑level year‑over‑year comparisons reflect this reclassification, with prior periods recast to conform to the current‑period presentation.
Each of the reportable segments derives its revenue from digital advertising, digital subscriptions, performance marketing, publisher revenue, and licensing and publisher revenues as described above in Note 2.

The following tables summarize key financial information by segment:

	For the Year Ended December 31, 2025
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$32,156	$21,740	$25,154	$7,894
Digital subscriptions	–	5,833	–	15
Publisher revenue	9,380	2,268	5,995	1,849
Performance Marketing	5,213	8,394	6,031	1
Other digital revenue	361	6	15	1,502
Total digital revenue	47,110	38,241	37,195	11,261
Print revenue	211	9	801	–
Total revenue	47,321	38,250	37,996	11,261	$134,828

Less: (1)
External Cost of Content	7,882	3,860	4,740	6,338
Internal Cost of Content	6,918	7,313	7,770	393
Technology costs	3,939	2,085	2,290	1,511
Print, distribution and fulfillment costs	(696)	–	589	–
Other segment items (2)	9	2	1	458
Segment gross profit	$29,269	$24,990	$22,606	$2,561	79,426

Reconciliation of Segment Gross Profit to Income Before Income Taxes:
Unallocated cost of revenue amounts:
Internal cost of content	1,204
Technology costs	4,455
Amortization of developed technology and platform development	5,418
Selling and marketing	7,033
General and administrative	17,056
Depreciation and amortization	3,469
Interest expense, net	11,358
Liquidated damages	305
Total unallocated costs	50,298
Income before income taxes	$29,128
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items are primarily comprised of inventory procurement and shipping fulfillment costs.

	For the Year Ended December 31, 2024
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$42,645	$14,475	$24,813	$11,075
Digital subscriptions	–	7,760	–	40
Publisher revenue	3,524	1,140	2,452	798
Performance Marketing	2,965	4,207	3,755	–
Other digital revenue	991	152	96	3,946
Total digital revenue	50,125	27,734	31,116	15,859
Print revenue	706	–	367	–
Total revenue	50,831	27,734	31,483	15,859	$125,907

Less: (1)
External Cost of Content	11,255	163	758	8,072
Internal Cost of Content	9,739	6,847	7,460	36
Technology costs	4,840	2,376	2,368	1,361
Print, distribution and fulfillment costs	312	–	578	–
Other segment items (2)	293	–	(34)	–
Segment gross profit	$24,392	$18,348	$20,353	$6,390	69,483

Reconciliation of Segment Gross Profit to Income (Loss) Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	2,021
Technology costs	5,756
Amortization of developed technology and platform development	5,988
Selling and marketing	12,548
General and administrative	30,399
Depreciation and amortization	3,704
Interest expense, net	14,668
Loss on impairment of assets	1,198
Change in valuation of contingent consideration	313
Liquidated damages	306
Total unallocated costs	76,901
Loss before income taxes	$(7,418)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items primarily consist of sponsored content costs.
The Company’s long-lived assets, consisting of property and equipment, and operating leases, are located in the United States. No asset information is provided to the CODM.