Form 10-K/A
period 2025-12-31
Arena Group Holdings, Inc.
filed 2026-04-30
CIK 894871

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of The Arena Group Holdings, Inc. (the “Company,” “we”, “us”, or “our”) for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026 (the “Original Form 10-K”).
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

Name	Age	Current Title	Dates in Position or Office
Paul Edmondson	51	Chief Executive Officer(1)	February 12, 2025 – Present
Manoj Bhargava	72	President, former Interim Chief Executive Officer(2)	April 26, 2024 – Present(3)
Geoffrey Wait	39	Principal Financial Officer(3)	August 6, 2024 – Present
Cavitt Randall	48	Chairman of the Board and Director(4)	December 1, 2023 - Present
H. Hunt Allred	41	Director(5)	October 7, 2021 – Present
Lynn Petersmarck	53	Director(6)	April 28, 2025 – Present
(1)Mr. Edmondson was appointed as interim Chief Executive Officer on February 12, 2025 and full Chief Executive Officer on March 3, 2025. Previously Mr. Edmondson was our President, Platform from February 2021 to February 2024 and President from October 2019 to February 2021. He also held the title of Chief Operating Officer from August 2018 until December 2019.
(2)Mr. Bhargava held the title of Interim Chief Executive Officer from December 11, 2023 until January 4, 2024, and the title of Co-President from February 16, 2024 through April 26, 2024 and has served as President since such date.
(3)Mr. Wait was appointed as the Principal Financial Officer on August 6, 2024. Previously, Mr. Wait served as a senior financial advisor to the Company since June 2024.
(4)Mr. Randall was appointed Chairman of our Board of Directors on January 23, 2024. Mr. Randall previously held the title of Chief Executive Officer on an interim basis from February 13, 2024 until April 19, 2024.
(5)Mr. Allred was appointed to our Board of Directors on October 6, 2021.
(6)Ms. Petersmarck was appointed to our Board of Directors on April 28, 2025.
On April 28, 2025, Messrs. Fowler, Petzel and Zola and Ms. Lee resigned as members of our Board of Directors. Their resignations were not due to any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. On the same day, the Board appointed Ms. Petersmarck.
Former Officers and Directors
The following table includes the names, ages, and titles of our directors and executive officers who served as a director or executive officer during fiscal 2025, but who no longer serve as an executive officer or a director.

Name	Age	Former Title	Dates in Position or Office
Sara Silverstein	45	Chief Executive Officer	April 19, 2024 – February 12, 2025
Laura Lee	50	Director	October 7, 2021 – April 28, 2025
Christopher Petzel	54	Director	October 7, 2021 – April 28, 2025
Christopher Fowler	67	Director	December 1, 2023 – April 28, 2025
Carlo Zola	48	Director	June 11, 2021 – April 28, 2025

Biographical and Related Information – Directors and Executive Officers
The following is an overview of the biographical information for each of our current directors and executive officers, including the year they became directors or officers, to the extent applicable, their principal occupations or employment for at least the past five years, and certain of their other directorships.
Executive Officers
Manoj Bhargava has served as President since April 26, 2024. He served as the Company’s Interim Chief Executive Officer from December 11, 2023 until January 4, 2024 and as Co-President from February 16, 2024 through April 26, 2024. Mr. Bhargava is the control person of Simplify Inventions LLC, a Delaware limited liability company (“Simplify”). Mr. Bhargava is the Founder of Innovation Ventures LLC (5-hour ENERGY) and has served as its Chief Executive Officer since its inception. Mr. Bhargava founded 5-hour ENERGY in 2000 and has grown 5-hour ENERGY to annual retail sales over $1 billion. Mr. Bhargava has extensive management, operations and marketing experience, which he has applied to numerous new business start-ups including a water filtration company, an R&D shop and an investment company. Mr. Bhargava is a distinguished philanthropist and the founder of several charities.
Paul Edmondson was appointed as interim Chief Executive Officer on February 12, 2025. On March 3, 2025, the interim status was removed, and Mr. Edmondson was appointed as full Chief Executive Officer. Previously he served as our President of Platform since February 2021, when we split our President role into two separate officer roles. As President of Platform, Mr. Edmondson oversaw our Platform business, which offers the core content management system, programmatic advertising technology and multitenant subscription stack for publishers serving partner publishers and our owned and operated properties and oversaw our Adventure Network, HubPages properties and Sports & Leisure business. Prior to this appointment, he had served as our President since October 2019. Prior to that, Mr. Edmondson served as our Chief Operating Officer from August 2018 to December 2019. Mr. Edmondson joined our Company in January 2018 with our acquisition of HubPages, Inc. (“HubPages”), where he had served as Founder and Chief Executive Officer since 2006. Prior to HubPages, he served as the Group Product Manager for Microsoft Corporation’s MSN Entertainment, having joined Microsoft Corporation in 2000 through its acquisition of MongoMusic, Inc. Prior thereto, he developed applications for Hewlett-Packard Company.
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
Mr. Randall was appointed to our Board of Directors in December 2023 pursuant to the terms of the transaction in connection with the sale of the Company’s debt and equity held by B. Riley Financial, Inc. and its affiliates to Renew Group Private Limited (“Renew”) and Simplify respectively.
H. Hunt Allred has served as one of our directors since October 2021. Currently and since January of 2025, Mr. Allred serves as CEO of Cavallo Holdings LLC, a family office investing across real estate, energy, technology, healthcare, and other venture opportunities. Previously, Mr. Allred served as Director of Alternative Investments, leading investments on behalf of various Hunt Family entities, doing business as Petro-Hunt LLC, since May 2017. Previously, Mr. Allred held roles at hedge funds Aptigon Capital, a division of Citadel LLC, and Vollero Beach Capital Partners, where he focused on public equity investing across the industrial, energy and utility sectors. He held various roles at Commerce Street Capital, a private equity fund centered on investing in regional financial institutions. He began his career at ORIX USA, holding roles in both the corporate finance group, financing sponsored backed leverage buyouts, and the real estate structured credit group, working out distressed real estate assets. Mr. Allred received his Bachelor of Business Administration from Texas Christian University and M.B.A. from the University of Texas at Austin. Because of his extensive investment experience across multiple asset classes, with expertise including private equity, public equity, venture capital, credit origination, and structured credit resolutions, we believe Mr. Allred is qualified to serve as a director.
Lynn Petersmarck has served as one of our directors since April 2025. Since 2015, she has served as the Senior Vice President of Agency 5 Media, the internal marketing agency for the brand 5-hour Energy and its affiliated companies. With over 30 years of experience in marketing, project management, and advertising in her career, she has managed and placed over $1 billion in advertising, contributing to the success and growth of 5-hour Energy into a billion-dollar retail brand. Ms. Petersmarck has worked with a number of media companies to execute media buys and programs and brings in-depth knowledge and understanding of the client/customer perspective. Lynn’s career began in the marketing/advertising sales department of the Detroit Tigers, and she has worked with a diverse set of companies, including Atwater Block Brewery, a start-up brewery in Detroit, and Apex Fitness, a dietary supplement company, and served as a member of the Strategic Event Marketing division for Campbell & Company marketing agency. We believe that Ms. Petersmarck is qualified to serve as a director given her breadth of experience in advertising and marketing management.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Involvement in Certain Legal Proceedings
None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers, directors, and persons who own more than ten percent of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file with the SEC certain reports concerning beneficial ownership and changes thereto. Officers, directors, and ten-percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of the reports furnished to us and written representations from persons concerning the necessity to file these reports, the following Section 16(a) reports were not filed on a timely basis:

Reporting Person	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Number of Known Failures to File Required Form
Paul Edmondson	1	1	0
Lynn Petersmark	1	1	0
Code of Ethics
Our Board has adopted a Business Code of Ethics and Conduct (“Code of Ethics”) that applies to our executive officers, directors, and other employees as well as a Code of Ethics for Finance Officers (the “Senior Code of Ethics”) which applies to our financial officers. Copies of the Code of Ethics and the Senior Code of Ethics may be accessed on our website at https://investors.thearenagroup.net/corporate-governance/documents-charters/. Information on or accessible through our website is not incorporated by reference in this Amendment. We intend to disclose future amendments to our Code of Ethics and the Senior Code of Ethics, or any waivers of such codes, on our website or in public filings.
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
Insider Trading Policy
The Company has adopted an insider trading policy and procedures governing the purchase, sale and other dispositions of its securities by directors, officers and employees of the Company. The Company also follows procedures for the repurchase of its securities. We believe this policy and related procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy was filed as Exhibit 19 to the original Annual Report on Form 10-K filed on March 16, 2026.
Item 11. Executive Compensation
Named Executive Officers
For fiscal year 2025, our “named executive officers” were as follows:
•Manoj Bhargava, former Interim Chief Executive Officer (current President)
•Paul Edmondson, former President, Platform Chief Executive Officer (current Chief Executive Officer)
•Geoffrey Wait, Principal Financial Officer
•Sara Silverstein, former Chief Executive Officer
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
Annual Bonus Opportunity
Pursuant to their specific employment agreements, our current named executive officers are eligible for annual cash-based bonus payments that are based on the achievement of certain individual and Company performance metrics. We use the annual performance bonus opportunity to motivate our named executive officers to achieve our business goals.

Subject to their respective employment agreements, the annual performance bonus opportunity provides payments if our named executive officers produce short-term results that meet or exceed certain pre-established annual financial targets or individual performance goals in effect as determined from time to time by us and approved by the Compensation Committee.
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
Other Compensation
In 2025 and 2024, we provided our employees, including each of our named executive officers, with health insurance coverage.
Hedging Policy and Pledging of Securities
Pursuant to our Insider Trading Policy, our employees, officers, and directors cannot engage in hedging transactions related to our securities. Employees, officers, and directors are also prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.
Equity Grant Policies
In the event we determine to grant new awards of stock options, the board of directors will evaluate the appropriate steps to take in relation to company policies and procedures with respect to the timing of such awards in relation to our disclosure of material nonpublic information by us.
Summary Compensation Table
The following table sets forth information concerning compensation awarded to, earned by, or paid to each of our named executive officers for all services rendered in all capacities during 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Manoj Bhargava	2025	—	—	—	—	—	—	—
President, Former Interim Chief Executive Officer(3)	2024	—	—	—	—	—	—	—
Paul Edmondson	2025	486,203	200,000	—	299,675	—	20,155	1,006,033
Chief Executive Officer, former President, Platform(4)	2024	463,050	—	—	—	—	13,892	476,942
Geoffrey Wait	2025	225,000	40,000	—	—	—	8,350	273,350
Principal Financial Officer(5)	2024	108,333	—	—	—	—	3,667	112,000

Sara Silverstein	2025	50,625	—	—	—	—	69,000	119,625
Former Chief Executive Officer	2024	382,434	—	—	—	—	12,285	394,719
(1)The fair value of stock awards and option awards granted during the years ended December 31, 2025 and 2024 was calculated in accordance with ASC 718. Refer to our consolidated financial statements for the year ended December 31, 2025 in Note 20, Stock-Based Compensation, filed as part of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) for valuation assumptions.
(2)Amounts included in the “All Other Compensation” column of the Summary Compensation Table include: (a) for Mr. Edmondson, $20,155 in 401(k) matching contributions; (b) for Mr. Wait, $8,350 in 401(k) matching contributions; and (c) for Ms. Silverstein, $1,500 in 401(k) matching contributions and $67,500 in severance payments.
(3)Mr. Bhargava served as our Interim Chief Executive Officer from December 11, 2023 until January 4, 2024 and as Co-President from February 16, 2024 through April 26, 2024. He has served as President since such date. Mr. Bhargava received no compensation for his services as Interim Chief Executive Officer, Co-President or President during 2025 or 2024 .
(4)Mr. Edmondson served as President, Platform during 2024. In February 2025, Mr. Edmondson was appointed as interim Chief Executive Officer and then full Chief Executive Officer in March 2025.
(5)Mr. Wait was appointed as Principal Financial Officer on August 6, 2024. Prior to this appointment, he served as senior financial advisor from June 2024 to August 2024.
Named Executive Officer Employment Agreements; Potential Payments Upon Termination or Change-of-Control
Mr. Bhargava does not have an employment agreement with us and received no compensation for his services in 2025 or 2024. Mr. Randall does not have an employment agreement with us and received no additional compensation for his services in 2025 or 2024 beyond his compensation (as described below) in connection with his service as a member of the Board of Directors. As Ms. Silverstein is no longer employed by the Company, we do not present information for her.
Mr. Edmondson is party to an employment agreement, dated January 1, 2021, and was paid a base salary of $486,203 as of the end of fiscal 2025. He is also eligible to earn an annual bonus under our Bonus Plan based on the achievement of performance goals set by the Compensation Committee, with a target bonus amount equal to 75% of base salary and is eligible to participate in Company incentive plans and employment benefits available to the Company’s other employees, as described in our definitive proxy statement filed on December 12, 2024. Upon a termination without cause, Mr. Edmondson would be entitled to severance equal to one year of base salary, up to 18 months of COBRA premium reimbursements and full vesting of all outstanding equity awards, in all cases subject to entry into a standard release agreement. Mr. Edmondson’s employment agreement also contains certain non-compete and non-solicitation provisions.
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

Outstanding Equity Awards at Fiscal Year-End
The following tables provide information concerning options to purchase shares of our Common Stock and stock awards held by the named executive officers on December 31, 2025. There were no outstanding awards for Messrs. Bhargava, or Wait or Ms. Silverstein.

			Option Awards					Share Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested ($)
Paul Edmondson	9/13/2018	(1)	4,546	—	—	8.82	9/13/2028	—	—	—	—
	4/10/2019	(1)	219,837	—	—	8.82	4/10/2029	—	—	—	—
	4/10/2019	(2)	—	—	16,488	8.82	4/10/2029	—	—	—	—
	2/18/2021	(1)	66,519	—	—	8.82	2/18/2031	—	—	—	—
	6/6/2022	(3)	25,000	—	—	10.69	6/06/2032	—	—	—	—
	3/4/2025	(4)	400,000	—	—	1.48	3/04/2035	—	—	—	—
(1)Represents an option grant that is fully vested.
(2)Represents an option granted to Mr. Edmondson’s wife that would vest upon the meeting of certain performance criteria.
(3)Represents an option grant that vested one third on June 6, 2023 and then 24 equal monthly installments thereafter.
(4)Represents an option grant that vests as follows: All shares associated with the grant will vest on March 3, 2029. Alternatively, all shares associated with the grant will vest at a date earlier than March 3, 2029 in the event all of the following performance vesting conditions are met: (i) the Company’s common stock must be listed on a national securities exchange registered with the Securities and Exchange Commission under Section 6 of the Securities Exchange Act of 1934, as amended; and (ii) the most recent daily closing price of the Company’s common stock traded on such exchange must be $12.00 or greater (split adjusted, as applicable) for a period of thirty (30) consecutive calendar days.
Director Compensation
The following table provides information for the year ended December 31, 2025 regarding all compensation awarded to, earned by, or paid to each person who served as a director for some portion or all of 2025.

(a) Name of Director	(b) Fees Earned or Paid in Cash(1)	(c) Stock Awards(2)	(h) Total
H. Hunt Allred	$71,938	$26,466	$98,404
Laura Lee	71,938	—	71,938
Christopher Petzel	35,203	—	35,203

Carlo Zola	46,938	—	46,938
Cavitt Randall	63,813	26,466	90,279
Christopher Fowler	13,813	—	13,813
Lynn Petersmarck	50,000	26,466	76,466
(1)Fees Earned or Paid in Cash set forth in column (b) includes all meeting and retainer fees.
(2)Restricted stock units were issued pursuant to the 2022 Plan and our Director Compensation Policy (as described below). Each of these restricted stock awards were fully vested as of December 31, 2025. The table reflects the fair value of the stock awards calculated in accordance with FASB ASC 718. Refer to our consolidated financial statements for the year ended December 31, 2025 in Note 20, Stock-Based Compensation, filed as part of our Annual Report.
Director Compensation Policies
Our current Director Compensation Policy for our non-employee directors provides that the non-employee directors will be granted quarterly a restricted stock award of a number of shares of our common stock equal in value to an annual total of $50,000 and annual cash compensation to each non-employee director of $50,000.
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
Pay Versus Performance
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following disclosure regarding executive compensation for our former principal executive officers (“PEO”) and our other named executive officers (“Non-PEO NEOs”) and Company performance for the fiscal years listed below. For additional information concerning our pay-for-performance philosophy and how we structure our executive compensation to drive and reward performance, see the section titled “Executive Compensation.” The information contained in this Pay Versus Performance section will not be incorporated into any of the Company’s filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates such information by reference therein.

Fiscal Year (1)	Summary Compensation Table Total for Former PEO - Mr. Levinsohn	Compensation Actually Paid to Former PEO - Mr. Levinsohn	Summary Compensation Table Total for Former PEO - Mr. Randall	Compensation Actually Paid to Former PEO - Mr. Randall	Summary Compensation Table Total for Former PEO - Ms. Silverstein (Summary Compensation) (2)	Compensation Actually Paid to Former PEO - Ms. Silverstein	Summary Compensation Table Total for PEO - Mr. Edmondson (Summary Compensation) (2)	Compensation Actually Paid to PEO - Mr. Edmondson	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs (2)	Total Shareholder Return (3)	Net Income (Loss) (4)
2025	$—	$—	$—	$—	$119,625	$119,625	$1,006,033	$1,011,895	$273,350	$273,350	$37.2	$124,858,000
2024	$—	$—	$85,000	$82,851	$394,719	$394,719	$—	$—	$455,660	$289,254	$12.7	$(100,710,000)
2023	$742,708	$504,634	$—	$—	$—	$—	$—	$—	$605,605	$(520,850)	$22.4	$(55,582,000)
(1) The following table lists the PEO and Non-PEO NEOs for each of fiscal years 2025, 2024, and 2023.

Year	PEO	Non-PEO NEOs
2025	Paul Edmondson	Mr. Bhargava (no compensation reported in the Summary Compensation Table) and Geoffrey Wait
2024	Mr. Bhargava (Interim and no compensation reported in the Summary Compensation Table), Mr. Randall, and Ms. Silverstein	Geoffrey Wait, Douglas Smith, Kathryn Kulik, and Paul Edmondson
2023	Mr. Bhargava (interim and no compensation reported in the Summary Compensation Table), Mr. Levinsohn	Grady Tripp, Kathryn Kulik, Avi Zimak, and Henry Robertson Barrett

(2) Average Summary Compensation for Non-PEO NEOs has been calculated based on the requirements and methodology set forth inapplicable SEC rules (Item 402(v) of Regulation S-K) and the dollar amounts reported for Compensation for Non-PEO NEO's represent the average amount of the NEOs (excluding our PEO) for the applicable year. The details for the Compensation Actually Paid calculation for 2025, 2024, and 2023 are available in the prior year’s proxy statement. To calculate Compensation Actually Paid for 2025 the following amounts were deducted from and added to the total compensation number shown in the Summary Compensation Table.

Adjustments	PEO - Mr. Edmondson ($)	Former PEO - Ms. Silverstein ($)	Non-PEO NEOs ($)
Total compensation from SCT	$1,006,033	$119,625	$273,350
Adjustments to calculate Compensation Actually Paid
Increase for change in fair value from prior year-end to vesting date of awards granted prior to year that vested during year	5,862	—	—
Compensation Actually Paid (as calculated)	$1,011,895	$119,625	$273,350
(3) Total shareholder return (“TSR”) assumes an investment of $100 on December 31, 2022, the start of the measurement period, and the reinvestment of any dividends.
(4) The dollar amounts reported represent the amount of net loss reflected in our audited financial statements for the applicable fiscal year as disclosed in our Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
A summary of our securities authorized for issuance under equity compensation plans as of December 31, 2025 is as follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,024,423	$8.90	2,284,248
Equity compensation plans not approved by security holders	72,912	8.75	–
Total	3,097,335	$8.89	2,284,248
Plan Adopted Without Approval of Security Holders
Outside Options
During fiscal 2018, our Board approved the granting of options outside of the 2016 Plan (the “Outside Options”) to certain officers, directors, and employees to provide equity incentive in exchange for consideration in the form of services to us. The Outside Options are exercisable for shares of our common stock. The Outside Options either vest upon the passage of time or are tied to the achievement of certain performance targets. On January 8, 2021, our Board approved an amendment to the Outside Option award grants, which eliminated the performance targets, therefore, the awards continue to vest solely on the time vesting conditions. Our Board approved a repricing of our Outside Options for a certain employee on March 18, 2022 and our stockholders approved the repricing on June 2, 2022. We are no longer issuing Outside Options. As of December 31, 2025, there were outstanding Outside Options to acquire 72,912 shares of our common stock.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2026: (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by our current directors and our named executive officers (as identified in Item 11); and (iii) by all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage(2)
Greater than 5% Shareholder
Simplify Inventions, LLC (3)	33,865,608	71.2%
Directors and Named Executive Officers
Manoj Bhargava(3)	33,865,608	71.2%
H. Hunt Allred(4)	288,974	*
Cavitt Randall	298,819	*
Lynn Petersmarck	7,861	*
Sara Silverstein	—	*
Paul Edmondson(5)	320,816	*
Geoffrey Wait	—	*
Directors and executive officers as a group (6 persons)	34,782,078	72.6%
*Represents less than 1% of outstanding common stock.
(1)Unless otherwise indicated, the address for each person listed above is 200 Vesey Street, 24th Floor, New York, New York, 10281, and each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of April 16, 2026, pursuant to options, warrants, conversion privileges, or other rights.
(2)Percentage calculated in accordance with Rule 13(d)-3(d)(1)(i) promulgated under the Exchange Act and based on 47,602,790 shares of our common stock issued and outstanding as of April 16, 2026.
(3)Based on information provided in a Schedule 13D/A as filed on December 27, 2024 jointly filed by Simplify Inventions, LLC (“Simplify”), Manoj Bhargava, Michael Weintraub and MBX Capital AREN LLC (“MBX”). Mr. Bhargava is the sole manager and controller of Simplify. Mr. Weintraub is the sole manager and controller of MBX. Of the 33,865,608 shares reported, Simplify had shared dispositive power over 31,471,923 shares, Mr. Bhargava had shared voting power over 33,865,608 shares and shared dispositive power over 31,471,923 shares, Mr. Weintraub had shared voting power over 33,865,608 shares and shared dispositive power over 2,393,685 shares, and MBX had shared voting power over 33,865,608 shares and shared dispositive power over 2,393,685 shares. The address for each reporting person is 38955 Hills Tech Drive, Farmington Hills, MI 48331.
(4)Consists of the following securities: (i) 73,368 shares of our common stock directly beneficially owned by Mr. Allred; (ii) 75,479 shares of our common stock directly beneficially owned by the Allred 2002 Trust – HHA (the “HHA Trust”); (iii) 75,479 shares of our common stock directly beneficially owned by the Allred 2002 Trust – NLA (the “NLA Trust”); and (iv) 64,651 shares of our common stock directly beneficially owned by Redcap Investment, LP (“RedCap” and, together with the HHA Trust and the NLA Trust, the “Investment Entities”). The trustee of the HHA Trust and the NLA Trust is Mr. Allred’s spouse, and Mr. Allred and his sister, respectively, are beneficiaries of the HHA Trust and the NLA Trust. The general partner of RedCap is Redcap Investments Management, LLC, of which Mr. Allred serves as President. Mr. Allred may be deemed to exercise voting and investment discretion with respect to shares of our common stock owned by the Investment Entities. Additionally, of the aforementioned securities, 1,138 shares of our common stock may under certain circumstances be pledged as security pursuant to an account agreement that Mr. Allred has entered into in connection with his brokerage trading account.
(5)Consists of the following securities directly beneficially owned by Mr. Edmondson: (i) 4,914 shares of our common stock, and (ii) 315,902 shares of our common stock issuable upon the exercise of options or the settlement of restricted stock units which are expected to settle within 60 days following April 16, 2026.

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
On January 5, 2024, as part of negotiations with Renew in connection with the Company’s failure on December 29, 2023 to make the interest payment due on the Loan Documents, dated December 15, 2022 held by Renew in the amount of $2.8 million, that resulted in an event of default under the Loan Documents, Renew agreed in writing to a forbearance period through March 29, 2024 (subsequently extended to September 30, 2024), that was originally subject to the Company retaining a chief restructuring officer acceptable to Renew, while reserving its rights and remedies. In connection with the forbearance, the Company had an engagement with FTI Consulting Inc., a global business advisory firm from January 5, 2024 through April 26, 2024, to assist the Company with its turnaround plans and forge an expedited path to sustainable positive cash flow and earnings to create shareholder value. In connection with the FTI Engagement, Jason Frankl, a senior managing director of FTI, was appointed as the Company’s Chief Business Transformation Officer. Upon completion of their work under the FTI Engagement satisfactory to Renew and the

Company, the FTI Engagement was terminated as of April 26, 2024 and Mr. Frankl resigned as Co-President and Chief Business Transformation Officer.
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
On December 31, 2025, the Company entered into Amendment No. 4 to the Third Amended and Restated Note Purchase Agreement (“Renew Amendment No. 4”). Amendment No. 4 amended the definition of “Maturity Date” to the earlier of (i) December 31, 2027 or (ii) acceleration upon an event of default pursuant to and in accordance with the terms of the agreement. In addition, as a condition to effectiveness, the Company made a curtailment payment of $13.0 million, which was applied to reduce the outstanding principal balance of the Notes. As of December 31, 2025, the outstanding principal on the Loan Documents was $97.7 million.
For the year ended December 31, 2025, the Company had certain transactions with Renew, where it paid interest totaling $11.6 million under the Loan Documents.
On November 30, 2023, Simplify entered into a stock purchase and assignment agreement (the “Stock Purchase Agreement”), pursuant to which it purchased an aggregate of 10,512,236 shares of our common stock for aggregate consideration of $30.5 million on December 1, 2023 from B. Riley and other affiliated entities of B. Riley and certain other sellers (collectively the “Sellers”), resulting in Simplify becoming a principal stockholder and the Sellers no longer owning any of our common stock.
On November 30, 2023, Renew, and BRF, an affiliate of the Sellers, entered into a securities purchase and assignment agreement (the “Debt Purchase Agreement”), pursuant to which BRF sold and assigned to Renew all of BRF’s rights, duties, liabilities and obligations pursuant to the Note Purchase Agreement, as amended, and the Notes purchased thereunder and the collateral securing such Notes on December 1, 2023, resulting in BRF no longer holding any of our debt securities. The aggregate principal balance under the Notes was $110.7 million at the time of purchase by Renew.
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
Simplify Loan – On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party (the “Simplify Loan”), pursuant to which the Company had available up to $50 million at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”), payable monthly in arrears with a maturity on December 1, 2026 (originally March 13, 2026). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations.
In connection with the Amended Promissory Note, on August 19, 2024, the Company and Simplify also entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”), whereby $15 million of outstanding indebtedness under the Simplify Loan was exchanged for 17,797,817 shares of the Company’s common stock. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand by Simplify.

On December 31, 2025, the Company entered into Amendment No. 2 to Loan Documents with Simplify, which reduced the maximum principal amount available under the Simplify Loan to $25 million and extended the maturity date to December 1, 2027. All other material terms and conditions of the Simplify Loan, as previously disclosed, remain unchanged. As of December 31, 2025, the balance outstanding on the Simplify Loan was $0.
For the year ended December 31, 2025, the Company had certain transactions with Simplify, where it incurred interest expense totaling $0.3 million, under the Simplify Loan.
Simplify Revenue
For the year ended December 31, 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $3.1 million. The outstanding accounts receivable due from Living Essentials was $0.2 million as of December 31, 2025.
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
Registered Direct Offering
On March 31, 2023, in connection with a registered direct offering, we entered into common stock purchase agreements for 317,518 shares of our common stock for a total of $1.2 million in gross proceeds with certain directors and affiliates, at a price of $3.88 per share, as follows: (i) 64,000 shares for $0.3 million to H. Hunt Allred, a director, through certain trusts (32,000 shares are directly beneficially owned by the Allred 2002 Trust - HHA and 32,000 shares are directly beneficially owned by the by Allred 2002 Trust - NLA); (ii) 195,529 shares for $0.8 million to 180 Degree Capital Corp.; (iii) 25,773 shares for $0.01 million to Daniel Shribman, a former director; (iv) 25,773 shares for $0.01 million to Ross Levinsohn, a former director and executive officer; and (v) 6,443 shares for $0.03 million to Paul Edmondson, an executive officer.
TravelHost, LLC Acquisition
On May 12, 2025, the Company entered into a Membership Purchase Agreement to purchase 100% of the membership interests of TravelHost LLC from Simplify Inventions, LLC for a purchase price of $1 million. In addition to the acquisition of the membership interests, the acquisition also included an assignment of certain contracts from Bridge Media Networks, LLC, an affiliate of Simplify Inventions, LLC.
ShopHQ IP and Data Acquisition
On October 7, 2025, the Company entered into an Asset Purchase Agreement to acquire certain assets from IV Media LLC, a related party, related to its ShopHQ business. The purchase price for the assets was $1 million.

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
H. Hunt Allred
Cavitt Randall
Lynn Petersmarck
In making these determinations, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director, and the transactions involving their affiliates described above under “Related Party Transactions”. For Mr. Randall in particular, the Board considered his brief tenure as Chief Executive Officer on an interim basis for two months of 2024. Given that Mr. Randall was already serving as Chairman of the Board, the intent was for Mr. Randall to serve as an executive on an interim basis while a more permanent chief executive could be found.
All of the members of the Audit, Nomination, and Compensation Committees are independent.
Item 14. Principal Accountant Fees and Services
Audit Fees
The following table sets forth the aggregate fees billed and incurred to both us or our subsidiaries by our independent registered public accounting firms for the years ended December 31, 2025 and December 31, 2024 for professional services by KPMG LLP (“KPMG”), and BDO USA, P.C.("BDO"). BDO was engaged in July 2025 and did not provide any services to the company during the year ended December 31, 2024.

			Total	Total
Category	BDO	KPMG	2025	2024
Audit Fees(1)	$1,171,154	$765,048	$1,936,202	$1,242,000
Audit-related Fees(2)	—	—	—	—
All Other Fees(3)	—	—	—	—
Tax Fees(4)	—	—	—	—
Total Fees	$1,171,154	$765,048	$1,936,202	$1,242,000
(1)“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statements; assistance with and review of documents filed with the SEC; services in connection with registration statements filed in 2025; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)KPMG or BDO did not provide any services not disclosed in the table above during 2025 and 2024.
(3)KPMG or BDO did not provide any services not disclosed in the table above during 2025 and 2024.
(4)KPMG or BDO did not provide any tax services not disclosed in the table above during 2025 and 2024.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of the registrants 2025 Annual Report on Form 10-K filed with the SEC on March 16, 2026:
(1)Financial Statements - See the “Index to Consolidated Financial Statements included in Part II, Item 8. of the 2025 Annual Report on Form 10-K for a list of the financial statements filed as part of this report.
(2)Financial Statement Schedules - All financial statement schedules were omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes, included in the 2025 Annual Report on Form 10-K.
(b)Exhibits

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

2.1
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

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Common Stock Purchase Warrant issued on June 6, 2018 to L2 Capital, LLC, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2018.
4.3	Common Stock Purchase Warrant issued on June 15, 2018 to Strome Mezzanine Fund LP, which was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 21, 2018.
4.4	Form of Common Stock Purchase Warrant issued on October 18, 2018, which was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 24, 2018.
4.5	Form of Warrant for Channel Partners Program, which was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
4.6	Form of MDB Warrant issued in connection with the Share Exchange Agreement, which was filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on November 7, 2016.
4.7	Common Stock Purchase Warrant (exercise price $0.42 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.16 to our Annual Report on Form 10-K, filed on August 16, 2021.
4.8	Common Stock Purchase Warrant (exercise price $0.84 per share), dated June 14, 2019, issued to ABG-SI LLC, which was filed as Exhibit 4.17 to our Annual Report on Form 10-K filed on January 8, 2021.
4.9	Form of 2019 Warrant for Channel Partners Program, which was filed as Exhibit 4.18 to our Annual Report on Form 10-K filed on April 9, 2021.
4.10	Form of 2020 Warrant for Channel Partners Program, which was filed as Exhibit 4.19 to our Annual Report on Form 10-K filed on April 9, 2021.
4.18	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.

4.19	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
4.20	Description of Securities, which was filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026.
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

19.1	Insider Trading Policy, which was filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.
21.1	Subsidiaries of the Arena Group Holdings, Inc., which was filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026.

23.1
Consent of BDO USA, P.C., independent registered accounting firm., independent registered accounting firm, which was filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026

23.2
Consent of KPMG LLP, independent registered accounting firm, independent registered accounting firm, which was filed as Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026

24.1	Power of Attorney (included in the signature pages to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which was filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which was filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026.

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.4*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002, which was filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026.

32.2**
Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002, which was filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026.

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
Dated: April 30, 2026
	By:	/s/ PAUL EDMONDSON
Paul Edmondson
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer