Form 10-Q
period 2026-03-31
Arena Group Holdings, Inc.
filed 2026-05-11
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒
As of May 11, 2026, the Registrant had 47,602,790 shares of common stock outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of The Arena Group Holdings, Inc. (the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues and income from continuing operations, anticipated yield growth and monetization improvements, cost reductions, debt refinancing efforts, market growth, capital requirements, product introductions, expansion plans, our stock price relative to our peers and our share repurchase program. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other stylistic variants denoting forward-looking statements.
We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 and in Part II, Item 1A, Risk Factors, in this Quarterly Report. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share data)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,230	$10,338
Accounts receivable (net of allowances of $1,169 and $1,255 at March 31, 2026 and December 31, 2025, respectively)	18,149	22,270
Prepayments and other current assets	3,125	3,022
Total current assets	32,504	35,630
Property and equipment, net	56	56
Operating lease right-of-use assets	1,957	2,031
Platform development, net	9,506	9,762
Acquired and other intangible assets, net	21,519	22,412
Other long term assets	133	137
Goodwill	42,575	42,575
Total assets	$108,250	$112,603
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$3,063	$1,676
Accrued expenses and other	5,354	7,631
Unearned revenue	2,468	3,251
Subscription and returns reserve liability	580	508
Operating lease liability, current portion	413	402
Liquidated damages payable	3,610	3,535
Total current liabilities	15,488	17,003
Unearned revenue, net of current portion	35	43
Operating lease liability, net of current portion	1,963	2,071
Deferred tax liabilities	591	733
Term debt	97,592	97,578
Total liabilities	115,669	117,428
Commitments and contingencies (Note 18)
Stockholders' deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 47,602,790 and 47,594,930 shares at March 31, 2026 and December 31, 2025, respectively	482	482
Additional paid-in capital	349,262	349,198
Accumulated deficit	(357,163)	(354,505)
Total stockholders’ deficiency	(7,419)	(4,825)
Total liabilities and stockholders’ deficiency	$108,250	$112,603
See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands of dollars, except for share data)

	Three Months Ended March 31,
	2026	2025

Revenue	$20,406	$31,815
Cost of revenue (includes amortization of platform development and developed technology for the three months ended March 31, 2026 and 2025 of $1,050 and $1,276, respectively.	13,325	16,146
Gross profit	7,081	15,669
Operating expenses
Selling and marketing	1,851	2,134
General and administrative	4,641	5,283
Depreciation and amortization	893	890
Total operating expenses	7,385	8,307
Income (loss) from operations	(304)	7,362
Other (expense) income
Interest expense, net	(2,421)	(3,004)
Liquidated damages	(75)	(75)
Total other expense	(2,496)	(3,079)
Income (loss) before income taxes	(2,800)	4,283
Income tax benefit (provision)	142	(286)
Income (loss) from continuing operations	(2,658)	3,997
Income from discontinued operations, net of tax	—	23
Net income (loss)	$(2,658)	$4,020
Basic net income (loss) per common share (Note 1):
Continuing operations	$(0.06)	$0.08
Discontinued operations	—	—
Basic net income (loss) per common share	$(0.06)	$0.08
Diluted net income (loss) per common share (Note 1):
Continuing operations	$(0.06)	$0.08
Discontinued operations	—	—
Diluted net income (loss) per common share	$(0.06)	$0.08
Weighted average number of common shares outstanding (Note 1):
Basic	47,490,739	47,458,076
Diluted	47,490,739	47,466,658
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three Months Ended March 31, 2026

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 1, 2026	47,594,930	$482	2,701	$—	$349,198	$(354,505)	$(4,825)
Issuance of common stock for restricted stock units	7,860	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	(2,658)	(2,658)
Balance at March 31, 2026	47,602,790	$482	2,701	$—	$349,262	$(357,163)	$(7,419)

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three Months Ended March 31, 2025

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at January 1, 2025	47,556,267	$475	2,701	$—	$348,560	$(479,363)	$(130,328)
Issuance of common stock for restricted stock units	7,499	—	—	—	—	—	—
Common stock withheld for taxes	(2,814)	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	196	—	196
Net income	—	—	—	—	—	4,020	4,020
Balance at March 31, 2025	47,560,952	$475	2,701	$—	$348,752	$(475,343)	$(126,116)
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(2,658)	$4,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	—	41
Amortization of platform development and intangible assets	1,943	2,125
Amortization of debt costs	14	31
Liquidated damages	75	75
Stock-based compensation	64	182
Deferred income taxes	(142)	31
Provision for credit losses	32	—
Non-cash lease expense	74	—
Other, net	(25)	—
Change in operating assets and liabilities:
Accounts receivable	4,089	(446)
Prepayments and other current assets	(103)	75
Other long-term assets	4	4
Accounts payable	1,387	(1,332)
Accrued expenses and other	(1,977)	(188)
Unearned revenue	(791)	(1,329)
Subscription and returns reserve liability	72	232
Operating lease liability	(97)	141
Net cash provided by operating activities	1,961	3,662
Cash flows from investing activities
Purchases of intangible assets	(300)	—
Capitalized platform development	(769)	(1,618)
Net cash used in investing activities	(1,069)	(1,618)
Cash flows from financing activities
Repayment of Simplify loan	—	(3,500)
Payments of taxes from common stock withheld	—	(4)
Net cash used in financing activities	—	(3,504)
Net change in cash and cash equivalents	892	(1,460)
Cash and cash equivalents — beginning of year	10,338	4,362
Cash and cash equivalents — end of period	$11,230	$2,902
Supplemental disclosures of cash flow information
Cash paid for interest	$2,442	$2,973
Cash paid for income taxes	41	—
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$—	$14
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in The Arena Group’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.
The condensed consolidated financial statements as of March 31, 2026 and 2025, and for the three months ended March 31, 2026 and 2025, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Liquidity and Going Concern
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
For the three months ended March 31, 2026, the Company reported a loss from continuing operations of $2,658. As of March 31, 2026, the Company had cash and cash equivalents on hand of $11,230. The Simplify loan, which provides for borrowings of up to $25,000, matures on December 1, 2027, and the Renew term debt matures on December 31, 2027. The Company continues to report positive cash flow from operations and has a cash balance of $11,230 as of March 31, 2026.
Management has evaluated the Company's ability to continue as a going concern and, based on its current financial condition and operating plans, believes that the Company has sufficient liquidity to meet its obligations for at least the next twelve months from the date of this report. Therefore, management concludes that there is no substantial doubt about the Company's ability to continue as a going concern.
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
Recently Issued Accounting Standards Updates

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU aims to enhance the transparency of financial reporting by requiring public business entities (PBEs) to provide detailed disclosures about the components of significant expense captions presented in the income statement. The Company will be required to disclose, in a tabular format, the amounts recognized within each relevant expense caption in the income statement. This ASU is effective for fiscal years beginning after December 15, 2026; early adoption is permitted using either a prospective or retrospective transition method. The Company is not planning to early adopt. The Company expects ASU 2024-03 to require additional tabular disclosures in the notes to its condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to the Company’s stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Income (loss) from continuing operations	$(2,658)	$3,997
Income from discontinued operations, net of tax	—	23
Net income (loss)	$(2,658)	$4,020

Denominator:
Weighted average number of shares of common stock outstanding - basic (1)	47,490,739	47,458,076
Add: effect of dilutive Series G convertible preferred stock (2)	—	8,582
Weighted average number of common shares outstanding – dilutive	47,490,739	47,466,658

Net income (loss) from continuing operations	$(0.06)	$0.08
Net income (loss) from discontinued operations	—	—
Basic net income (loss) per common share	$(0.06)	$0.08

Net income (loss) from continuing operations	$(0.06)	$0.08
Net income (loss) from discontinued operations	—	—
Dilutive net income (loss) per common share	$(0.06)	$0.08
(1)    Includes: restricted stock awards only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; restricted stock units only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; and contingently issuable shares only when there are no circumstances under which those shares would not be issued.
(2) On December 9, 2025, 168 shares of Series G Convertible Preferred Stock were converted to common stock. As a result, no convertible preferred shares are outstanding as of March 31, 2026.
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

	Three Months Ended March 31,
	2026	2025
Financing Warrants (1)	—	39,774
ABG Warrants (1)	—	999,540
AllHipHop Warrants (1)	—	5,682
Publisher Partner Warrants (1)	—	9,800
Restricted stock units	7,863	10,558
Common stock options	3,067,825	3,206,826
Anti-dilutive securities, excluded	3,075,688	4,272,180
(1) Financing Warrants, ABG Warrants, AllHipHop Warrants, and Publisher Partner Warrants were either expired, forfeited, or cancelled as of December 31, 2025.

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
On April 29, 2025, the ABG Group Legal Matters (as further described in Note 18) were resolved through a confidential settlement with outstanding liabilities being released by all sides. The remaining assets and liabilities of the SI Business were settled.
The table below sets forth the cash flows of the discontinued operations:

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities from discontinued operations
Net income from discontinued operations	$—	$23
Change in operating assets and liabilities:
Accounts payable	—	(103)
Net cash provided by operating activities from discontinued operations	$—	$(80)

3. Acquisitions and Dispositions
The Company uses the acquisition method of accounting, which is based on ASC 805, Business Combinations (ASC 805), and uses the fair value concept which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. There were no acquisitions or dispositions during the three months ended March 31, 2026 or 2025.
4. Balance Sheet Components
The components of certain balance sheet amounts are as follows:
Accounts Receivable and Allowance for Credit Losses – The Company receives payments from advertising customers based upon contractual payment terms; accounts receivable is recorded when the right to consideration becomes unconditional and are generally collected within 90 days. The Company generally receives payments from digital subscription customers at the time of sign up for each subscription; accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of March 31, 2026 and December 31, 2025 of $18,149 and $22,270, respectively, are presented net of allowance for credit losses.

The following table summarizes the allowance for credit losses activity:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Allowance for credit losses beginning of year	$1,255	$1,458
Additions	32	614
Deductions - write-off	(118)	(817)
Allowance for credit losses end of period	$1,169	$1,255
Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	March 31, 2026	December 31, 2025
Prepaid expense	$1,390	$1,102
Prepaid supplies	450	626
Employee retention credits	1,285	1,294
Total prepayments and other current assets	$3,125	$3,022
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. As of March 31, 2026 and December 31, 2025, the Company has a receivable balance of $1,285 and $1,294, respectively, as presented in the above table.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	March 31, 2026	December 31, 2025
Office equipment and computers	$1,777	$1,777
Leasehold improvements	54	54
Furniture and fixtures	133	133
	1,964	1,964
Less accumulated depreciation and amortization	(1,908)	(1,908)
Net property and equipment	$56	$56
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $0 and $41, respectively. No impairment charges for either the three months ended March 31, 2026 or 2025 were incurred.
Platform Development – Platform development costs are summarized as follows:

	As of
	March 31, 2026	December 31, 2025
Platform development	$12,410	$38,499
Less accumulated amortization	(2,904)	(28,737)
Net platform development	$9,506	$9,762
A summary of platform development activity for the three months ended March 31, 2026 is as follows:

Platform development beginning of period	$38,499
Capitalized costs	769
Less dispositions	(26,858)
Total capitalized costs	12,410
Platform development end of period	$12,410
Amortization expense for platform development for the three months ended March 31, 2026 and 2025 was $1,050 and $1,276, respectively. Amortization expense for platform development is included in cost of revenue on the consolidated statements of operations and comprehensive loss. No impairment charges for platform development for either the three months ended March 31, 2026 or 2025 were recorded on the consolidated statements of operations and comprehensive loss.
Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of March 31, 2026			As of December 31, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$—	$—	$—	$17,333	$(17,333)	$—
Brand name	14,265	(4,587)	9,678	15,115	(5,118)	9,997
Trade name	4,433	(1,366)	3,067	5,181	(2,052)	3,129
Subscriber relationships	2,150	(1,775)	375	2,150	(1,634)	516
Advertiser relationships	14,519	(6,120)	8,399	14,519	(5,749)	8,770
Database	—	—	—	1,140	(1,140)	—
Digital content	—	—	—	355	(355)	—
Total intangible assets	$35,367	$(13,848)	$21,519	$55,793	$(33,381)	$22,412
Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended March 31, 2026 and 2025 was $893 and $849, respectively, and is included in Depreciation and amortization on the condensed consolidated statements of operations.
No impairment charges from continuing operations were recorded for intangible assets for the three months ended March 31, 2026 and 2025.
Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	March 31, 2026	December 31, 2025
General accrued expenses	$1,899	$3,264
Accrued payroll and related taxes	181	89
Accrued publisher expenses	2,652	3,619
Liabilities in connection with acquisitions and dispositions	317	320
Assumed lease liability	25	—
Other accrued expenses	280	339
Total accrued expenses and other	$5,354	$7,631
5. Leases
The Company has a real estate lease for the use of office space. In March 2026, the Company entered into an operating sublease agreement for a portion of its office space. Sublease income is recognized on a straight-line basis over the sublease term and totaled $26 for the three months ended March 31, 2026.

The table below presents supplemental information related to the operating lease:

	Three Months Ended March 31,
	2026	2025
Operating lease costs during the period (1)	$115	$141
Cash payments included in the measurement of operating lease liabilities during the period (2)	163	—
Operating lease liability arising from obtaining lease right-of-use assets during the period	$—	—
Weighted-average remaining lease term (in years) as of period-end	4.67	5.67
Weighted-average discount rate during the period	10.9%	10.9%
(1)Operating lease costs were presented net of sublease income that is not material for the three months ended March 31, 2026.
(2)The Company has a deferral period through January 2026 before any cash payments are required under a lease with an effective date of April 1, 2024 and an initial lease term of 6.67 years.
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
The components of operating lease costs were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs included in:
General and administrative	$141	$141
Total operating costs	141	141
Less sublease income	(26)	—
Total operating lease costs	$115	$141
Maturities of the operating lease liabilities as of March 31, 2026 are summarized as follows:

Years Ending December 31,
2026 (remaining nine months of the year)	$489
2027	652
2028	652
2029	652
2030	597
Thereafter	—
Minimum lease payments	3,042
Less imputed interest	(666)
Present value of operating lease liabilities	2,376
Current portion of operating lease liabilities	413
Long-term portion of operating lease liabilities	1,963
Total operating lease liabilities	$2,376

6. Goodwill
Goodwill is as follows:

	As of
	March 31, 2026	December 31, 2025

Carrying value at beginning of year	$42,575	$42,575
Carrying value at end of period	$42,575	$42,575
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
Obligations with respect to the liquidated damages payable are summarized as follows:

	As of March 31, 2026
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$—	$—	$15
Series H convertible preferred stock	567	574	966	2,107
Convertible debentures (2)	—	144	111	255
Series J convertible preferred stock (2)	152	152	210	514
Series K convertible preferred stock (2)	166	70	483	719
Total	$900	$940	$1,770	$3,610

	As of December 31, 2025
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$—	$—	$15
Series H convertible preferred stock	567	574	933	2,074
Convertible debentures (2)	—	144	106	250
Series J convertible preferred stock (2)	152	152	201	505
Series K convertible preferred stock (2)	166	70	455	691
Total	$900	$940	$1,695	$3,535
(1)Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).
(2)Represents previously issued and converted debt or equity securities.
As of March 31, 2026 and December 31, 2025, the short-term liquidated damages payable were $3,610 and $3,535, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of March 31, 2026, or $3,610, until paid. There is no scheduled date when the unpaid liquidated damages become due.
During the three months ended March 31, 2026 and 2025, the Company recorded accrued interest on liquidated damages of $75 in each period.

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
The Company’s financial instruments may consist of Level 1, Level 2 and Level 3 valuations. As of March 31, 2026 and December 31, 2025, the Company’s cash equivalents of $4,274 and $4,241, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.
The Company’s Term Debt (as described below) is carried at amortized cost, with a carrying value of $97,592 as of March 31, 2026 and $97,578 as of December 31, 2025. The carrying value of the Company's long-term debt with fixed interest rates approximates fair value based on instruments with similar terms (Level 2), as of March 31, 2026.
9. Simplify Loan
On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify, a related party as further described in Note 17 (the “Simplify Loan”), pursuant to which the Company had available up to $50,000 at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”). The Simplify Loan is secured by certain assets of the Company and its subsidiaries, which are also guarantors of the obligations. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest will accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan will be payable upon demand to Simplify.
On December 31, 2025, the Company entered into Amendment No. 2 to the Simplify Loan, which reduced the maximum principal amount available under the Simplify Loan to $25,000 and extended the maturity date to December 1, 2027. All other material terms and conditions of the Simplify Loan, as previously disclosed, remain unchanged. As of both March 31, 2026 and December 31, 2025, there was no outstanding balance on the Simplify Loan.
Information for the three months ended March 31, 2026 and 2025, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 11.
10. Term Debt

Pursuant to the Note Purchase Agreement, as amended from time-to time, leading to the Third Amended and Restated Note Purchase Agreement dated December 15, 2022 (the “Third Amended and Restated Notes”), as of March 31, 2026 and December 31, 2025, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”), the 2022 bridge notes (the “2022 Bridge Notes”) and the 2023 Notes, as further described below (see Note 17) and collectively referred to as the “Term Debt”.
On December 31, 2025, the Company entered into Amendment No. 4 to the Third Amended and Restated Note Purchase Agreement (“Amendment No. 4”). Amendment No. 4 amended the definition of “Maturity Date” for all of the Term Debt to the earlier of (i) December 31, 2027 or (ii) acceleration upon an event of default. In addition, the Company made a curtailment payment of $13,000, which was applied to reduce the outstanding principal balance of all notes in the Term Debt.
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

●	a maturity date of December 31, 2027, subject to certain acceleration conditions; and

●	the Company to enter into the 2022 Bridge Notes for $36,000 (as further described below).

Delayed Draw Term Notes

The terms of the Delayed Draw Term Notes provide for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●
interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2027, subject to certain acceleration terms.

2022 Bridge Notes

The terms of the 2022 Bridge Notes provide for:

●
an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the First Amendment, (as further described below);

●
a maturity date of December 31, 2027, subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes; and

●	an election to prepay the 2022 Bridge Notes, at any time, in whole or in part with no premium or penalty.

2023 Notes

The terms of the 2023 Notes, pursuant to Amendment No. 1 under the Third Amended and Restated Notes dated August 14, 2023, provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of December 31, 2027; and

●	an election to prepay the 2023 Notes, at any time, at 100% of the principal amount due with no premium or penalty.

The following table summarizes Term Debt:

	As of March 31, 2026			As of December 31, 2025
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of March 31, 2026, as amended	$55,328	$(70)	$55,258	$55,328	$(80)	$55,248
Delayed Draw Term Notes, effective interest rate of 12.6% as of March 31, 2026, as amended	3,531	(8)	3,523	3,531	(9)	3,522
2022 Bridge Notes, effective interest rate of 11.5% as of March 31, 2026, as amended	31,772	(21)	31,751	31,772	(24)	31,748
2023 Notes, effective interest rate of 12.4% as of March 31, 2026, as amended	7,060	—	7,060	7,060	—	7,060
Total	$97,691	$(99)	$97,592	$97,691	$(113)	$97,578
The debt issuance costs incurred, as amended based on certain debt modifications, are being amortized on a straight-line basis (which approximates the effective interest method) over the applicable term of the Term Debt.
Information for the three months ended March 31, 2026 and 2025 with respect to interest expense related to the Term Debt is provided below.

11. Interest Expense
The following table represents interest expense:

	Three Months Ended March 31,
	2026	2025
Amortization of debt costs:
Term Debt (related party)	$14	$31
Total amortization of debt costs	14	31
Cash paid interest:
Simplify Loan (related party)	—	194
Term Debt (related party)	2,442	2,767
Other	—	12
Total cash paid interest	2,442	2,973
Less: Interest Income	(35)	—
Total interest expense, net	$2,421	$3,004

12. Preferred Stock
The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2026, no shares of convertible preferred shares were outstanding.
13. Stockholders’ Deficiency
Common Stock
The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.
Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units,7,860 and 7,499 shares of the Company’s common stock during the three months ended March 31, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency.
Common Stock Withheld – The Company recorded the repurchase of 0 shares related to vested restricted common stock for the payment for taxes of $0 during the three months ended March 31, 2026, and the repurchase of 2,814 shares related to vested restricted common stock for the payment for taxes of $4 during the three months ended March 31, 2025, as reflected on the condensed consolidated statements of stockholders’ deficiency.
14. Compensation Plans
The Company provides stock-based and equity-based compensation in the form of (a) restricted stock awards and restricted stock units to certain employees (the “Restricted Stock”), (b) stock option awards, unrestricted stock awards and stock appreciation rights to employees, directors and consultants under various plans (the “Common Stock Options”), and (c) common stock warrants, referred to as the ABG Warrants and Publisher Partner Warrants (collectively the “Warrants”) as referenced in the below table. The ABG Warrants were forfeited as part of the ABG settlement as noted below. All Publisher Partner Warrants were cancelled in December 2025.

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended March 31, 2026
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$3	$—	$3
Selling and marketing	—	1	—	1
General and administrative	42	18	—	60
Total costs charged to operations	42	22	—	64
Total stock-based compensation	$42	$22	$—	$64

	Three Months Ended March 31, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$66	$3	$69
Selling and marketing	6	20	—	26
General and administrative	44	43	—	87
Total costs charged to operations	50	129	3	182
Capitalized platform development	—	14	—	14
Total stock-based compensation	$50	$143	$3	$196
Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of March 31, 2026 were as follows:

	Restricted Stock	Equity Plans	Warrants	Totals
Unrecognized compensation cost	$25	$247	$—	$272
Expected weighted-average period expected to be recognized (in years)	0.16	2.89	0	2.64

15. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended March 31,
	2026	2025
Revenue by category:
Digital revenue
Digital advertising	$11,361	$21,817
Digital subscriptions	817	1,671
Publisher revenue	4,251	3,084
Performance marketing	2,510	4,790
Other digital revenue	1,206	246
Total digital revenue	20,145	31,608
Print revenue
Print revenue	261	207
Total revenue	$20,406	$31,815
Revenue by geographical market:
United States	$18,848	$29,911
Other	1,558	1,904
Total	$20,406	$31,815
Revenue by timing of recognition:
At point in time	$16,580	$28,004
Over time	3,826	3,811
Total	$20,406	$31,815
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
The following table provides information about contract balances:

	As of
	March 31, 2026	December 31, 2025
Unearned revenue (short-term contract liabilities):
Digital revenue	$2,468	$3,251
Unearned revenue (long-term contract liabilities):
Digital revenue	$35	$43
Revenue recognized during the three months ended March 31, 2026 and 2025, which was included in the unearned revenue balance at the beginning of each period, was $1,009 and $2,314, respectively.

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
The income tax provision ETR for the three months ended March 31, 2026 and 2025 was 5.07% and 6.68%, respectively. The decrease in the ETR for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to lower state income taxes.
As of March 31, 2026, the Company maintains a valuation allowance against certain deferred tax assets, primarily related to net operating loss carryforwards and other deductible temporary differences. The realizability of deferred tax assets is assessed each reporting period based on all available positive and negative evidence.
For the three months ended March 31, 2026, the Company incurred a pretax loss and remains in a cumulative loss position. However, management currently forecasts profitability in subsequent quarters and cumulative pretax income for the full fiscal year. Improved operating performance expected in future periods represents positive evidence that may, if sustained, support the realization of certain deferred tax assets.
While this positive evidence has not yet outweighed the historical negative evidence as of March 31, 2026, continued achievement of forecasted results could result in a partial or full release of the valuation allowance in a future interim period. Any such release, if recognized, could materially affect income tax expense and the effective tax rate.
The Company's ETR for the three months ended March 31, 2026 and 2025 remained below the U.S. federal statutory rate primarily due to the impact of the full valuation allowance. Based upon the Company’s historical operating losses, management concluded that the evidence of recent profitability was not yet sufficient to overcome the negative evidence of cumulative losses in recent years, therefore, the Company has provided a valuation allowance against the deferred tax assets that will not be realized as of March 31, 2026 and 2025.
As of March 31, 2026 and 2025, the Company has no uncertain tax positions or interest and penalties accrued related to income taxes.
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
Term Debt – As of March 31, 2026, the outstanding principal balance on the Term Debt with Renew Group Private Limited (“Renew”) was $97,691. For the three months ended March 31, 2026 and March 31, 2025, the Company paid interest totaling $2,442 and $2,767, respectively.
Simplify Loan – For the three months ended March 31, 2026 and 2025, the Company had certain transactions with Simplify, where it paid interest totaling $0 and $194, respectively, under the Simplify Loan.
Simplify Revenue – For the three months ended March 31, 2026 and 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $250 and $500, respectively. The outstanding accounts receivable due from Living Essentials were $154 as of March 31, 2026 and $193 as of December 31, 2025.
Simplify Expenses – For the three months ended March 31, 2026 and 2025, the Company recognized a reduction of expenses from transactions with Agency 5, LLC ("Agency 5"), an affiliated entity of Simplify, totaling $51 and $0. The outstanding accounts receivable due from Agency 5 was $51 as of March 31, 2026 and $70 as of December 31, 2025.

Common Stock Owned by Simplify – Based on the Schedule 13D/A filed with the SEC on December 27, 2024 (which is their most recent filing), Simplify owns approximately 71.14% of the outstanding shares of the Company’s common stock. As a result, Simplify has the ability to determine the outcome of any issue submitted to the Company’s stockholders for approval, including the election of directors. Prior to the consummation of the February 14, 2024 private placement of 5,555,555 shares of the Company's common stock to Simplify, the Company’s public stockholders held a majority of the outstanding shares of the Company’s common stock.
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
On April 1, 2024, ABG and certain of its affiliates (the "ABG Group") filed an action against the Company and Manoj Bhargava, the former interim CEO and a principal stockholder, in the United States District Court of the Southern District of New York alleging, among other things, breach of contract related to the termination of the SI business, seeking damages in the amount of $48,750 ($3,750 royalty fee liability and $45,000 termination fee liability) that had been reflected in current liabilities from discontinued operations as of March 31, 2025 resulting from the March 18, 2024 action.
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
The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews segment gross profit by vertical when evaluating performance and making resource allocation decisions. This segment profit measure is defined as segment revenue less segment cost of revenue, consisting of costs and expenses directly attributable to the segment. The Company has four reportable segments: Sports & Leisure, Finance, Lifestyle, and Platform & Other. The Company’s reportable segments are organized in subject matter verticals that offer content on the respective topic.
Each of the reportable segments derives its revenue from digital advertising, digital subscriptions, publisher revenue, performance marketing, and other digital revenue.
The following tables summarize key financial information by segment:

	Three Months Ended March 31, 2026
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$3,145	$3,088	$4,244	$884
Digital subscriptions	—	750	—	67
Publisher revenue	2,116	566	1,019	550
Performance Marketing	711	776	1,024	(1)
Other digital revenue	195	36	21	954
Total digital revenue	6,167	5,216	6,308	2,454
Print revenue	59	—	201	1
Total revenue	6,226	5,216	6,509	2,455	$20,406

Less: (1)
External Cost of Content	899	753	1,110	930
Internal Cost of Content	1,558	1,011	1,378	296
Technology costs	744	151	238	147
Print, distribution and fulfillment costs	1	—	151	—
Other segment items (2)	12	—	—	625
Segment gross profit	$3,012	$3,301	$3,632	$457	10,402

Reconciliation of Segment Gross Profit to Loss Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	479
Technology costs	1,792
Amortization of developed technology and platform development	1,050
Selling and marketing	1,851
General and administrative	4,641
Depreciation and amortization	893
Interest expense, net	2,421
Loss on impairment of assets	—
Change in valuation of contingent consideration	—
Liquidated damages	75
Total unallocated costs	13,202
Loss before income taxes	$(2,800)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items primarily consist of sponsored content costs.

	Three Months Ended March 31, 2025
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$9,716	$3,959	$5,164	$2,978
Digital subscriptions	—	1,649	—	22
Publisher revenue	1,611	454	862	157
Performance Marketing	1,108	2,036	1,646	—
Other digital revenue	28	—	—	218
Total digital revenue	12,463	8,098	7,672	3,375
Print revenue	—	—	207	—
Total revenue	12,463	8,098	7,879	3,375	$31,815

Less: (1)
External Cost of Content	1,972	85	127	1,911
Internal Cost of Content	1,996	2,250	2,381	8
Technology costs	958	537	508	351
Print, distribution and fulfillment costs	1	—	176	—
Other segment items	—	2	—	—
Segment gross profit	$7,536	$5,224	$4,687	$1,105	18,552

Reconciliation of Segment Gross Profit to Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	360
Technology costs	1,247
Amortization of developed technology and platform development	1,276
Selling and marketing	2,134
General and administrative	5,283
Depreciation and amortization	890
Interest expense, net	3,004
Loss on impairment of assets	—
Change in valuation of contingent consideration	—
Liquidated damages	75
Total unallocated costs	14,269
Income before income taxes	$4,283
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar in thousands, other than RPM)

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the SEC on March 16, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview
The Arena Group Holdings, Inc. (“Arena Group,” “we,” or “our”) is a brand, data and IP company that builds, acquires, and scales high-performing digital assets. We combine technology, storytelling, and entrepreneurship to create deep content verticals that engage passionate audiences across sports & leisure, lifestyle, and finance.
Impact of Macroeconomic Conditions
Uncertainty in the global economy presents significant risks to our business. Increases in inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and in the Middle East and the responses thereto, and the impact of tariffs on print production costs and the overall market for advertising may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 and in this Quarterly Report.
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
For the three months ended March 31, 2026, our RPM was $18.54 compared to $22.21 for the same period in 2025. This decrease primarily reflects the impact of company-initiated technical experiments intended to drive audience growth that, in some cases, reduced monetization and softness in the broader digital advertising market. For the three months ended March 31, 2026, monthly average page views were 206,228,655 compared to 327,510,084 for the same period in 2025. This decrease reflects a reduction in organic traffic resulting from shifts in referral patterns following third-party search engine algorithm updates made during 2025. Though these changes had an adverse impact to first quarter results, the results of the aforementioned technical experimentation are expected to stabilize audience and maximize yield over the remainder of the year. To further mitigate the impact of these items, management is actively executing targeted yield-enhancement initiatives while optimizing site architecture and premium content, including accelerating AI integration for yield optimization. These ongoing strategic efforts focused on technical infrastructure and audience engagement are intended to align with evolving search authority best practices, strengthen domain visibility, and support long-term traffic and monetization growth.
All dollar figures presented below are in thousands unless otherwise stated.
Liquidity and Capital Resources
Liquidity and Going Concern
The Simplify loan, which provides for borrowings of up to $25 million, matures on December 1, 2027, and our Renew term debt matures on December 31, 2027. While we continue to report positive cash flow from operations and currently maintain a cash balance of approximately $11 million, our ability to meet ongoing liquidity needs and support future growth is dependent, in part, on our access to external financing. If we cannot generate or obtain needed funds, we might be forced to make substantial reductions in our operating and capital expenses or pursue restructuring plans, which could adversely affect our business operations and ability to execute our current business strategy. In addition, if a default occurs as a result, the lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, if repayment of our indebtedness is accelerated as a result of such default, we cannot assure you that we would have sufficient assets or access to credit to repay such indebtedness.
Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern. Management has evaluated the Company's ability to continue as a going concern and, based on our current financial condition and operating plans, believes we have sufficient liquidity to meet our obligations for at least the next twelve months from the date of this report. Therefore, management concludes that there is no substantial doubt about our ability to continue as a going concern.

For the three months ended March 31, 2026, we had a loss from continuing operations of $2,658 and as of March 31, 2026, had cash and cash equivalents on hand of $11,230 and working capital of $17,016. We reported consecutive profitable results in all quarters of 2025. Although we are reporting a net loss for the three months ended March 31, 2026, we expect to be profitable for the remainder of the year.

Cash and Working Capital Facility
As of March 31, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $11,230 and accounts receivable, net of allowance for credit losses, of $18,149. In addition, as of March 31, 2026, we had $25,000 available for additional use under our working capital loan with Simplify. As of March 31, 2026, the outstanding balance of the Simplify working capital loan was $0. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $12,055.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Material Contractual Obligations
We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 5, Leases, Note 7, Liquidated Damages Payable, and Note 9, Simplify Loan and Note 10, Term Debt, in our accompanying condensed consolidated financial statements for amounts outstanding as of March 31, 2026, related to other material contractual obligations.
Discontinued Operations
On March 18, 2024, we discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. Income (loss) from our discontinued operations, net of tax, was $0 and $23 for the three months ended March 31, 2026 and 2025, respectively.
On April 29, 2025, the ABG Group Legal Matters (as further described in Note 18) were resolved through a confidential settlement with outstanding liabilities being released by all sides. The remaining assets and liabilities of the SI Business were disposed of.
Working Capital
We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital surplus as of March 31, 2026 and December 31, 2025 is as follows:

	As of
	March 31, 2026	December 31, 2025
Current assets	$32,504	$35,630
Current liabilities	(15,488)	(17,003)
Working capital surplus	$17,016	$18,627

As of March 31, 2026, we had working capital of $17,016, consisting of $32,504 in total current assets and $15,488 in total current liabilities as compared to working capital of $18,627 as of December 31, 2025. As of December 31, 2025, our working capital surplus consisted of $35,630 in total current assets and $17,003 in total current liabilities. The change in working capital is the result of the derecognition of several liabilities related to discontinued operations.
Our cash flows for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$1,961	$3,662
Net cash used in investing activities	(1,069)	(1,618)
Net cash used in financing activities	—	(3,504)
Net increase (decrease) in cash and cash equivalents	$892	$(1,460)
Cash and cash equivalents, end of period	$11,230	$2,902

For the three months ended March 31, 2026, net cash provided by operating activities was $1,961, consisting primarily of $23,808 of cash received from customers, partially offset by $19,405 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, professional services, and $2,442 of cash paid for interest. For the three months ended March 31, 2025, net cash used in operating activities was $3,662, consisting primarily of $30,272 of cash received from customers, offset by $23,637 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements, and professional services.

For the three months ended March 31, 2026, net cash used in investing activities was $1,069, consisting of $769 related to capitalized costs for our Platform and $300 related to purchase of intangible assets. For the three months ended March 31, 2025, net cash used in investing activities consisted of $1,618 for capitalized costs for our Platform.
For the three months ended March 31, 2026, there was no net cash used in financing activities. For the three months ended March 31, 2025, net cash used in financing activities was $3,504, consisting of (i) $4 for tax payments relating to the withholding of shares of common stock for certain employees, and (ii) $3,500 for repayments of the Simplify Loan.
Share Repurchase Program
On July 31, 2025, we announced a share repurchase program under which we may repurchase up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. The program may be suspended, modified, or terminated at any time. The share repurchase program will be funded through operating cash flow. As of March 31, 2026, no shares have been repurchased under this program.

Results of Operations
Three Months Ended March 31, 2026 and 2025

The following table sets forth revenue, cost of revenue, gross profit, income (loss) from operations, and net income (loss):

	Three Months Ended March 31,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$20,406	$31,815	$(11,409)	-35.9%
Cost of revenue	13,325	16,146	(2,821)	-17.5%
Gross profit	7,081	15,669	(8,588)	-54.8%
Operating expenses
Selling and marketing	1,851	2,134	(283)	-13.3%
General and administrative	4,641	5,283	(642)	-12.2%
Depreciation and amortization	893	890	3	0.3%
Loss on impairment of assets	—	—	—	—%
Total operating expenses	7,385	8,307	(922)	-11.1%
Income (loss) from operations	(304)	7,362	(7,666)	-104.1%
Total other expense	(2,496)	(3,079)	583	18.9%
Income (loss) before income taxes	(2,800)	4,283	(7,083)	-165.4%
Income tax benefit (provision)	142	(286)	428	149.7%
Income (loss) from continuing operations	(2,658)	3,997	(6,655)	166.5%
Income from discontinued operations, net of tax	—	23	(23)	-100.0%
Net income (loss)	$(2,658)	$4,020	$(6,678)	-166.1%

For the three months ended March 31, 2026, loss from continuing operations was $2,658, as compared to income from continuing operations of $3,997 in the prior period. The decline in profitability was primarily attributable to an $11,409 decrease in revenue, largely attributable to lower digital advertising revenue driven by changes in both traffic and monetization between periods. Additionally, profitability was impacted by over $1 million in elevated severance charges and professional fees which were incurred in connection with specific legal and restructuring actions taken during the three months ended March 31, 2026.
Revenue

The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended March 31,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$20,406	$31,815	$(11,409)	-35.9%
Cost of revenue	13,325	16,146	(2,821)	-17.5%
Gross profit	$7,081	$15,669	$(8,588)	-54.8%
For the three months ended March 31, 2026, we generated gross profit of $7,081, as compared to $15,669 for the three months ended March 31, 2025, a decrease of $8,588. Gross margin for the three months ended March 31, 2026 was 34.7%, compared to 49.3% for the three months ended March 31, 2025.
Total revenue for the period decreased, primarily due to a reduction in digital advertising revenue. This decline was driven by changes in referral traffic patterns between periods, Company-initiated technical experiments intended to drive audience growth that, in some cases, reduced monetization, and changes in the broader digital advertising market resulting from the aforementioned traffic volatility. Though the Company-initiated technical experiments had an adverse impact on first quarter revenue, the changes made as a result of this testing are expected to stabilize audience and maximize yield over the remainder of the year.
Cost of revenue decreased by 18% as a result of reduced internal cost of content enabled by our variable cost structure under the entrepreneurial publishing model. Despite this reduction, gross margin contracted reflecting the integration and growth of our ShopHQ e-commerce business which operates at lower gross margin than our advertising business due to higher cost of products sold. Additionally, the impact of fixed cost associated with freelancers and technology contributed to the gross margin change.
The following table sets forth revenue by category:

	Three Months Ended March 31,		2026 versus 2025
	2026	2025	$ Change	% Change
Digital revenue:
Digital advertising	$11,361	$21,817	$(10,456)	-47.9%
Digital subscriptions	817	1,671	(854)	-51.1%
Publisher Revenue	4,251	3,084	1,167	37.8%
Performance Marketing	2,510	4,790	(2,280)	-47.6%
Other digital revenue	1,206	246	960	390.2%
Total digital revenue	20,145	31,608	(11,463)	-36.3%
Print revenue	261	207	54	26.1%
Total revenue	$20,406	$31,815	$(11,409)	-35.9%

For the three months ended March 31, 2026, total revenue decreased $11,409, or a 35.9% decrease, to $20,406 from $31,815 for the three months ended March 31, 2025. There was a 36.3% decrease in total digital revenue from $31,608 for the three months ended March 31, 2025 to $20,145 for the three months ended March 31, 2026.
The $10,456 decrease in digital advertising revenue was driven by changes in referral traffic patterns between periods and a decline in overall monetization yield between quarters. The reduction in traffic resulted from algorithmic updates made during the second half of 2025 that impacted search rankings across the industry and resulted in lower traffic. The reduction in yield resulted from company-initiated technical experiments intended to drive audience growth that, in some cases, reduced monetization and changes in the broader digital advertising market resulting from the aforementioned traffic volatility.
Performance marketing revenue decreased by $2,280 reflecting the impact of the change in referral traffic patterns between periods and changes to commission structures at affiliate partners.

To mitigate the impact of search-related volatility, we continue to refine our content and distribution strategies. These efforts contributed to an increase of $1,167 in publisher revenue, attributable to the continued expansion of our publisher network. The $960 increase in other digital revenue was primarily attributable to our October 2025 acquisition of ShopHQ, which broadened our commercial reach by adding drop-ship e-commerce operations, interactive social selling capabilities, and accelerated first-party data collection efforts which are expected to yield audience and customer insights that can be used to improve yields throughout our business.
Cost of Revenue
The following table sets forth cost of revenue by category:

	Three Months Ended March 31,		2026 versus 2025
	2026	2025	$ Change	% Change
External cost of content	$3,692	$4,095	$(403)	-9.8%
Internal cost of content	4,722	6,995	(2,273)	-32.5%
Technology costs	3,072	3,601	(529)	-14.7%
Printing, distribution and fulfillment costs	152	177	(25)	-14.1%
Amortization of developed technology and platform development	1,050	1,276	(226)	-17.7%
Other	637	2	635	31,750.0%
Total cost of revenue	$13,325	$16,146	$(2,821)	-17.5%

For the three months ended March 31, 2026, we recognized cost of revenue of $13,325 as compared to $16,146 for the three months ended March 31, 2025, a decrease of $2,821. This decrease was primarily attributable to lower internal cost of content, which declined in line with reduced digital advertising revenue and reflected the flexibility of our variable cost structure under the entrepreneurial publishing model. Decreases in external cost of content and technology costs result from structural operational changes between periods. These savings were partially offset by higher other cost of revenue driven by the ramp-up of our ShopHQ e-commerce business which carries higher product related costs.
Operating Expenses
Selling and Marketing
The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended March 31,
	2026	2025
Selling and marketing	$1,851	$2,134
Selling and marketing as a percentage of revenues	9%	7%

For the three months ended March 31, 2026, we incurred selling and marketing expenses of $1,851 as compared to $2,134 for the three months ended March 31, 2025. The decrease of $283 reflects savings achieved through vendor renegotiations and ongoing cost-optimization initiatives across advertising, marketing and adverting operations tools.
General and Administrative
The following table sets forth general and administrative expenses by category:

	Three Months Ended March 31,
	2026	2025
General and administrative	$4,641	$5,283
General and administrative as a percentage of revenues	23%	17%

General and administrative expenses totaled $4,641 for the three months ended March 31, 2026 compared to $5,283 for the three months ended March 31, 2025, a decrease of $642. The decrease was primarily driven by lower professional fees following the resolution of certain legal matters.
Segment Revenue
We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform & Other. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.
The following table sets forth revenue by segment:

	Three Months Ended March 31,
	2026	2025
Segment revenue:
Sports & Leisure	$6,226	$12,463
Finance	5,216	8,098
Lifestyle	6,509	7,879
Platform & Other	2,455	3,375
Total Revenue	$20,406	$31,815

Sports & Leisure – the decrease of $6,237 was primarily driven by lower digital advertising revenue, reflecting company-wide declines in organic traffic volume and monetization rates.
Finance – the decrease of $2,882 was attributable to a decline in performance marketing revenue reflecting the impact of the change in referral traffic patterns between periods and changes to commission structures at affiliate partners, a reduction in digital advertising revenue, reflecting Company-wide declines in organic traffic volume and monetization rates, and a reduction in digital subscription decrease in digital subscription revenue as we transition our portfolio toward more efficient, ad-supported monetization channels.
Lifestyle – the decrease of $1,370 was primarily driven by lower digital advertising revenue, reflecting Company-wide declines in organic traffic volume and monetization rates.
Platform & Other – the decrease of $920 was primarily driven by a reduction in underperforming partner sites.
Segment Gross Profit
The following table sets forth segment gross profit:

	Three Months Ended March 31,
	2026	2025
Segment gross profit:
Sports & Leisure	$3,012	$7,536
Finance	3,301	5,224
Lifestyle	3,632	4,687
Platform & Other	457	1,105
Segment gross profit	$10,402	$18,552

The $8,150 decrease in total segment gross profit across all categories was primarily driven by the aforementioned reductions in digital advertising revenue resulting from compounded traffic volume headwinds and lower monetization rates, which collectively outpaced the variable cost savings realized from our strategic transition to an entrepreneurial publishing model.
The following table reconciles segment gross profit to gross profit:

	Three Months Ended March 31,
	2026	2025
Segment gross profit:	$10,402	$18,552
Arena level activities
Internal cost of content	(479)	(360)
Technology costs	(1,792)	(1,247)
Amortization of developed technology and platform development	(1,050)	(1,276)
Gross profit	$7,081	$15,669

Other Expenses
The following table sets forth other expenses:

	Three Months Ended March 31,		2026 versus 2025
	2026	2025	$ Change	% Change
Interest expense, net	(2,421)	(3,004)	583	-19%
Liquidated damages	(75)	(75)	—	—%
Total other expense	$(2,496)	$(3,079)	$583	-19%

Interest Expense – We incurred interest expense of $2,421 for the three months ended March 31, 2026 compared to $3,004 for three months ended March 31, 2025. The $583 decrease in interest expense reflects lower interest charges following repayment of the Simplify Loan throughout 2025 and the $13,000 curtailment payment applied to the Company’s term debt in December 2025 pursuant to Amendment No. 4 to the Third Amended and Restated Note Purchase Agreement.
Liquidated Damages – We recorded liquidated damages of $75 for the three months ended March 31, 2026, as compared to $75 for the three months ended March 31, 2025.
Income Taxes – We recorded an income tax benefit of $142 for the three months ended March 31, 2026, as compared an income tax provision of $286 for the three months ended March 31, 2025. Our effective tax rate is significantly affected by the valuation allowance recorded against deferred tax assets. Although we incurred a pretax loss for the first quarter of 2026 and remain in a cumulative loss position, management expects profitability in subsequent quarters and cumulative pretax income for the full year based on current forecasts.
If we achieve sustained profitability consistent with these expectations, management may conclude that it is more likely than not that additional deferred tax assets will be realized, which could result in a reduction of the valuation allowance in a future period. Any such reduction would result in a non‑cash income tax benefit and could materially impact our effective tax rate and results of operations.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(2,658)	$4,020
Less: Income from discontinued operations	—	(23)
Income (loss) from continuing operations	(2,658)	3,997
Add:
Interest expense, net (1)	2,421	3,004
Income taxes	(142)	286
Depreciation and amortization (2)	1,943	2,166
Stock-based compensation (3)	64	182
Liquidated damages (4)	75	75
Adjusted EBITDA	$1,703	$9,710

(1)
Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $14 and $31 for amortization of debt discounts for the three months ended March 31, 2026 and 2025 respectively, as presented in our condensed consolidated statements of cash flows, which are noncash items. Investors should note that interest expense will recur in future periods.

(2)
Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $1,050 and $1,276 for the three months ended March 31, 2026 and 2025, respectively, and depreciation and amortization is included within operating expenses of $893 and $890 for the three months ended March 31, 2026 and 2025, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

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
Except as described in Note 1, Summary of Significant Accounting Policies, of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on March 16, 2026.
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
In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2026 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to the material weakness described below.
Material Weakness in Internal Control over Financial Reporting and Remediation Plan
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on March 16, 2026, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the following material weakness which we previously reported and continues to exist: we did not design and maintain effective controls over the completeness and accuracy of information received from a third-party programmatic advertising services provider used in recording certain advertising revenues.
This material weakness has not been remediated as of the date of filing of this Quarterly Report. We intend to expand and formalize documentation around the review and oversight procedures performed to validate data provided by the third party providing ad serving services, provide training to relevant personnel on the enhanced documentation requirements, and, as necessary, implement additional controls to independently verify completeness and accuracy of third party data used in financial reporting to address this material weakness. We will continue to evaluate and adjust remediation actions as needed to ensure the remedial measures remain appropriate and sustainable.
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
We believe that, notwithstanding the material weakness mentioned above, the unaudited condensed consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, the condensed consolidated balance sheets, statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows of the Company and its subsidiaries in conformity with U.S. generally accepted accounting principles as of the dates and for the periods stated therein.

Changes in Internal Control over Financial Reporting
Except as described above under “Material Weakness in Internal Control over Financial Reporting and Remediation Plan”, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and operating results, many of which are beyond our control. There have been no material changes in the risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 (the “2025 Form 10-K”). The risk factors described in the 2025 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Repurchases of Equity Securities
During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock under its previously announced share repurchase program. As of March 31, 2026, a total of 3,000,000 shares remained available for repurchase under the program. The following table sets forth certain information with respect to repurchases of our common shares during the three months ended March 31, 2026:

Period	Total number of shares (or units) purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
Jan 1- Mar 31, 2026	0	$—	0	3,000,000
Total	0	$—	0	3,000,000

(1) Average price paid per share includes broker commissions, if any.
(2) On July 31, 2025, we announced a share repurchase program under which we may repurchase up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. The program may be suspended, modified, or terminated at any time. The share repurchase program will be funded through operating cash flow. As of March 31, 2026, no shares have been repurchased under this program.

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

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.3	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
10.1
Amendment No. 2 to Loan Documents among the Company, certain of its subsidiaries and Simplify Inventions, LLC dated December 31, 2025, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2026.

10.2
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

The Arena Group Holdings, Inc.

Date: May 11, 2026	By:	/s/ PAUL EDMONDSON
Paul Edmondson
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer