Form 10-Q
period 2026-06-30
Arena Group Holdings, Inc.
filed 2026-08-10
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒
As of August 10, 2026, the Registrant had 47,610,653 shares of common stock outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of The Arena Group Holdings, Inc. (the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues and income from continuing operations, anticipated yield growth and monetization improvements, cost reductions, debt refinancing efforts, market growth, capital requirements, product introductions and technological capabilities, expansion plans, our stock price relative to our peers and our share repurchase program. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other stylistic variants denoting forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share data)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,170	$10,338
Accounts receivable (net of allowances of $1,073 and $1,255 at June 30, 2026 and December 31, 2025, respectively)	18,489	22,270
Prepayments and other current assets	2,776	3,022
Total current assets	32,435	35,630
Property and equipment, net	41	56
Operating lease right-of-use assets	1,881	2,031
Platform development, net	8,428	9,762
Acquired and other intangible assets, net	20,625	22,412
Other long-term assets	130	137
Goodwill	42,575	42,575
Total assets	$106,115	$112,603
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$2,315	$1,676
Accrued expenses and other	4,995	7,631
Unearned revenue	1,651	3,251
Subscription and returns reserve liability	587	508
Operating lease liability, current portion	424	402
Liquidated damages payable	3,686	3,535
Total current liabilities	13,658	17,003
Unearned revenue, net of current portion	28	43
Operating lease liability, net of current portion	1,853	2,071
Deferred tax liabilities	520	733
Term debt	97,606	97,578
Total liabilities	113,665	117,428
Commitments and contingencies (Note 18)
Stockholders' deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 47,610,653 and 47,594,930 shares at June 30, 2026 and December 31, 2025, respectively	482	482
Additional paid-in capital	349,307	349,198
Accumulated deficit	(357,339)	(354,505)
Total stockholders’ deficiency	(7,550)	(4,825)
Total liabilities and stockholders’ deficiency	$106,115	$112,603

See accompanying notes to condensed consolidated financial statements

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands of dollars, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$22,183	$45,012	$42,589	$76,827
Cost of revenue (includes amortization of platform development and developed technology for the three months ended June 30, 2026 and 2025 of $1,078 and $1,108, respectively, and for the six months ended June 30, 2026 and 2025 of $2,128 and $2,384, respectively)	13,515	19,577	26,840	35,723
Gross profit	8,668	25,435	15,749	41,104
Operating expenses
Selling and marketing	1,825	1,942	3,676	4,076
General and administrative	3,655	6,200	8,296	11,483
Depreciation and amortization	908	881	1,801	1,771
Total operating expenses	6,388	9,023	13,773	17,330
Income from operations	2,280	16,412	1,976	23,774
Other (expense)
Interest expense, net	(2,450)	(2,945)	(4,871)	(5,949)
Liquidated damages	(76)	(76)	(151)	(151)
Total other expense	(2,526)	(3,021)	(5,022)	(6,100)
(Loss) income before income taxes	(246)	13,391	(3,046)	17,674
Income tax benefit (provision)	70	(979)	212	(1,265)
(Loss) income from continuing operations	(176)	12,412	(2,834)	16,409
Income from discontinued operations, net of tax	—	96,227	—	96,250
Net (loss) income	$(176)	$108,639	$(2,834)	$112,659
Basic net income (loss) per common share (Note 1):
Continuing operations	$0.00	$0.26	$(0.06)	$0.35
Discontinued operations	0.00	2.03	—	2.03
Basic net income (loss) per common share	$0.00	$2.29	$(0.06)	$2.38
Diluted net income (loss) per common share (Note 1):
Continuing operations	$0.00	$0.26	$(0.06)	$0.35
Discontinued operations	0.00	2.02	—	2.03
Diluted net income (loss) per common share	$0.00	$2.28	$(0.06)	$2.38
Weighted average number of common shares outstanding (Note 1):
Basic	47,498,571	47,398,767	47,494,677	47,397,193
Diluted	47,498,571	47,635,146	47,494,677	47,503,269
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three and Six Months Ended June 30, 2026

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at April 1, 2026	47,602,790	$482	2,701	$—	$349,262	$(357,163)	$(7,419)
Issuance of common stock for restricted stock units	7,863	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	(176)	(176)
Balance at June 30, 2026	47,610,653	$482	2,701	$—	$349,307	$(357,339)	$(7,550)

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance at January 1, 2026	47,594,930	$482	2,701	$—	$349,198	$(354,505)	$(4,825)
Issuance of common stock for restricted stock units	15,723	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	(2,834)	(2,834)
Balance at June 30, 2026	47,610,653	$482	2,701	$—	$349,307	$(357,339)	$(7,550)
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three and Six Months Ended June 30, 2025

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at April 1, 2025	47,560,952	$475	2,701	$—	$348,752	$(475,343)	$(126,116)
Issuance of common stock for restricted stock units	4,999	—	—	—	—	—	—
Common stock withheld for taxes	(2,061)	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options	717	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	161	—	161
Net income	—	—	—	$—	—	108,639	108,639
Balance at June 30, 2025	47,564,607	$475	2,701	$—	$348,901	$(366,704)	$(17,328)

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance at January 1, 2025	47,556,267	$475	2,701	$—	$348,560	$(479,363)	$(130,328)
Issuance of common stock for restricted stock units	12,498	—	—	—	—	—	—
Common stock withheld for taxes	(4,875)	—	—	—	(16)	—	(16)
Issuance of common stock upon exercise of stock options	717	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	357	—	357
Net income	—	—	—	—	—	112,659	112,659
Balance at June 30, 2025	47,564,607	$475	$2,701	$—	$348,901	$(366,704)	$(17,328)
See accompanying notes to condensed consolidated financial statements.

THE ARENA GROUP HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(2,834)	$112,659
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	15	72
Amortization of platform development and intangible assets	3,914	4,083
Amortization of debt costs	28	63
Liquidated damages	151	151
Stock-based compensation	109	333
Deferred income taxes	(213)	69
Provision for credit losses	42	219
Non-cash lease expense	150	—
Other, net	(25)	—
Change in operating assets and liabilities:
Accounts receivable	3,739	(9,181)
Prepayments and other current assets	246	192
Other long-term assets	7	7
Accounts payable	639	(3,261)
Accrued expenses and other	(2,185)	(45,353)
Unearned revenue	(1,615)	(46,276)
Subscription and returns reserve liability	79	(88)
Operating lease liability	(196)	281
Net cash provided by operating activities	2,051	13,970
Cash flows from investing activities
Purchases of intangible assets	(450)	—
Capitalized platform development	(769)	(3,545)
Net cash used in investing activities	(1,219)	(3,545)
Cash flows from financing activities
Repayment of Simplify loan	—	(8,000)
Payments of taxes from common stock withheld	—	(16)
Net cash used in financing activities	—	(8,016)
Net change in cash and cash equivalents	832	2,409
Cash and cash equivalents — beginning of year	10,338	4,362
Cash and cash equivalents — end of period	$11,170	$6,771
Supplemental disclosures of cash flow information
Cash paid for interest	$4,912	$5,886
Cash paid for income taxes	237	—
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$—	$24
Purchase of intangible asset with accrued expenses and other	—	1,000
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
The condensed consolidated financial statements as of June 30, 2026 and 2025, and for the three months and six months ended June 30, 2026 and 2025, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Income (loss) per Common Share
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards, and in the three and six months ended June 30, 2025, our Series G convertible preferred stock.

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to the Company’s stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
(Loss) income from continuing operations	$(176)	$12,412	$(2,834)	$16,409
Income from discontinued operations, net of tax	—	96,227	—	96,250
Net (loss) income	$(176)	$108,639	$(2,834)	$112,659

Denominator:
Weighted average number of shares of common stock outstanding - basic (1)	47,498,571	47,398,767	47,494,677	47,397,193

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Add: effect of dilutive Series G convertible preferred stock (2)	—	8,582	—	8,582
Add: effect of dilutive restricted stock units	—	427	—	—
Add: effect of dilutive common stock options	—	227,370	—	97,494
Weighted average number of common shares outstanding – dilutive	47,498,571	47,635,146	47,494,677	47,503,269

Net income (loss) from continuing operations	$—	$0.26	$(0.06)	$0.35
Net income (loss) from discontinued operations	—	2.03	—	2.03
Basic net income (loss) per common share	$—	$2.29	$(0.06)	$2.38

Net income (loss) from continuing operations	$—	$0.26	$(0.06)	$0.35
Net income (loss) from discontinued operations	—	2.02	—	2.03
Diluted net income (loss) per common share	$—	$2.28	$(0.06)	$2.38
(1)    Includes: restricted stock awards only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; restricted stock units only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; and contingently issuable shares only when there are no circumstances under which those shares would not be issued.
(2) On December 9, 2025, 168 shares of Series G Convertible Preferred Stock were converted to common stock. As a result, no convertible preferred shares are outstanding as of June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Financing Warrants (1)	—	39,774	—	39,774
ABG Warrants (1)	—	—	—	—
AllHipHop Warrants (1)	—	5,682	—	5,682
Publisher Partner Warrants (1)	—	9,800	—	9,800
Restricted stock units	—	36,575	—	37,002
Common stock options	2,996,449	2,931,149	2,996,449	3,061,025
Anti-dilutive securities, excluded	2,996,449	3,022,980	2,996,449	3,153,283
(1) Financing Warrants, ABG Warrants, AllHipHop Warrants, and Publisher Partner Warrants were all either expired, forfeited, or cancelled as of December 31, 2025.

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
The table below sets forth the income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (1)	$—	$45,107	$—	$45,107
Cost of revenue (2)	—	(1,344)	—	(1,367)
Gross profit	$—	$46,451	$—	$46,474
Operating expenses:
Selling and marketing (2)	$—	$(805)	$—	$(805)
General and administrative (3)	—	(48,971)	—	(48,971)
Total operating expenses (income)	$—	$(49,776)	$—	$(49,776)
Income from discontinued operations	—	96,227	—	96,250
Net income from discontinued operations	$—	$96,227	$—	$96,250
(1)    Revenue for the three and six months ended June 30, 2025 include the derecognition of SI related subscription liabilities of $45,107 for which the Company has no remaining obligations.
(2)    Cost of revenue and selling and marketing expenses for the three and six months ended June 30, 2025, include adjustments to previously reported accounts payable that were settled for a reduced amount.
(3) General and administrative expenses for the three and six months ended June 30, 2025, include a reversal of SI business related liabilities, including a $45,000 termination fee liability (recorded in the six months ended June 30, 2024), a $3,750 royalty fee liability and $221 of previously reported accounts payable that was settled for a reduced amount.
The table below sets forth the cash flows of the discontinued operations:

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities from discontinued operations
Net income from discontinued operations	$—	$96,250
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable	—	(1,783)
Accrued expenses and other	—	(519)
Subscription refund liability	—	(423)
Subscription liability	—	(44,684)
Royalty fee liability	—	(3,750)
Termination fee liability	—	(45,000)
Net cash provided by operating activities from discontinued operations	$—	$91

3. Acquisitions and Dispositions
The Company uses the acquisition method of accounting, which is based on ASC 805, Business Combinations (ASC 805), and uses the fair value concept which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. There were no acquisitions or dispositions during the three and six months ended June 30, 2026.

On May 12, 2025, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the membership interests of TravelHost LLC ("TravelHost") from Simplify Inventions LLC ("Simplify"), a related party as further described in Note 17, Related Party Transactions, for a purchase price of $1,000. Because TravelHost is an affiliate of the Company under common control of Simplify, the Company accounted for the transaction as a common control transfer of assets and recorded the acquired intangible assets at Simplify’s carryover basis within intangible assets, net in the accompanying consolidated balance sheet.
4. Balance Sheet Components
The components of certain balance sheet amounts are as follows:
Accounts Receivable and Allowance for Credit Losses – The Company receives payments from advertising, performance marketing and syndication customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and are generally collected within 90 days. Accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of June 30, 2026 and December 31, 2025 of $18,489 and $22,270, respectively, are presented net of allowance for credit losses.
The following table summarizes the allowance for credit losses activity:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Allowance for credit losses beginning of year	$1,255	$1,458
Additions	42	614
Deductions - write-off	(224)	(817)
Allowance for credit losses end of period	$1,073	$1,255
Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	June 30, 2026	December 31, 2025
Prepaid expense	$1,166	$1,102
Prepaid supplies	325	626
Employee retention credits	1,285	1,294
Total prepayments and other current assets	$2,776	$3,022
Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the subsequent extensions of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. As of June 30, 2026 and December 31, 2025, the Company has a receivable balance of $1,285 and $1,294, respectively, as presented in the above table.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	June 30, 2026	December 31, 2025
Office equipment and computers	$1,777	$1,777
Leasehold improvements	54	54
Furniture and fixtures	133	133
	1,964	1,964
Less accumulated depreciation and amortization	(1,923)	(1,908)
Net property and equipment	$41	$56
Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $15 and $31, respectively. Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $15 and $72, respectively. No impairment charges for either the three and six months ended June 30, 2026 or 2025 were incurred.
Platform Development – Platform development costs are summarized as follows:

	As of
	June 30, 2026	December 31, 2025
Platform development	$12,410	$38,499
Less accumulated amortization	(3,982)	(28,737)
Net platform development	$8,428	$9,762
A summary of platform development activity for the six months ended June 30, 2026 is as follows:

Platform development beginning of period	$38,499
Capitalized costs	769
Less dispositions (1)	(26,858)
Total capitalized costs	12,410
Platform development end of period	$12,410
(1) Dispositions represent fully amortized legacy platform costs written-off upon decommissioning and replacement.

Amortization expense for platform development for the three months ended June 30, 2026 and 2025 was $1,078 and $1,108, respectively. Amortization expense for platform development for the six months ended June 30, 2026 and 2025 was $2,128 and $2,384, respectively. Amortization expense for platform development is included in cost of revenue on the consolidated statements of operations. No impairment charges for platform development for either the three and six months ended June 30, 2026 or 2025 were recorded on the consolidated statements of operations.

Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of June 30, 2026			As of December 31, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$—	$—	$—	$17,333	$(17,333)	$—
Brand name	14,264	(4,905)	9,359	15,115	(5,118)	9,997
Trade name	4,433	(1,430)	3,003	5,181	(2,052)	3,129
Subscriber relationships	—	—	—	2,150	(1,634)	516
Advertiser relationships	2,150	(1,916)	234	14,519	(5,749)	8,770
Database	14,519	(6,490)	8,029	1,140	(1,140)	—
Digital content	—	—	—	355	(355)	—
Total intangible assets	$35,366	$(14,741)	$20,625	$55,793	$(33,381)	$22,412
Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended June 30, 2026 and 2025 was $893 and $850, respectively, and is included in Depreciation and amortization on the condensed consolidated statements of operations. Amortization expense for the six months ended June 30, 2026 and 2025 was $1,786 and $1,699, respectively, and is included in Depreciation and amortization on the condensed consolidated statements of operations.
No impairment charges from continuing operations were recorded for intangible assets for the three or six months ended June 30, 2026 and 2025.
Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	June 30, 2026	December 31, 2025
General accrued expenses	$1,964	$3,264
Accrued payroll and related taxes	—	89
Accrued publisher expenses	2,508	3,619
Liabilities in connection with acquisitions and dispositions	369	320
Other accrued expenses	154	339
Total accrued expenses and other	$4,995	$7,631
5. Leases
The Company has a real estate lease for the use of office space. In March 2026, the Company entered into an operating sublease agreement for a portion of office space that it previously occupied. Sublease income is recognized on a straight-line basis over the sublease term and totaled $161 and $187 for the three and six months ended June 30, 2026.

The table below presents supplemental information related to the operating lease:

	Six Months Ended June 30,
	2026	2025
Operating lease costs during the period	$281	$281
Operating sublease income	(187)	—
Cash payments included in the measurement of operating lease liabilities during the period (1)	326	—
Operating lease liability arising from obtaining lease right-of-use assets during the period	$—	—
Weighted-average remaining lease term (in years) as of period-end	4.42	5.67
Weighted-average discount rate during the period	10.9%	10.9%
(1)The Company had a deferral period through January 2026 before any cash payments were required under a lease with an effective date of April 1, 2024 and an initial lease term of 6.67 years.
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
The components of operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs included in:
General and administrative	$141	$140	$281	$281
Total operating costs	141	140	281	281
Less sublease income	(161)	—	(187)	—
Total operating lease costs, net	$(20)	$140	$94	$281
Maturities of the operating lease liabilities as of June 30, 2026 are summarized as follows:

Years Ending December 31,
2026 (remaining six months of the year)	$326
2027	652
2028	652
2029	652
2030	597
Thereafter	—
Minimum lease payments	2,879
Less imputed interest	(602)
Present value of operating lease liabilities	2,277
Current portion of operating lease liabilities	424
Long-term portion of operating lease liabilities	1,853
Total operating lease liabilities	$2,277

6. Goodwill
Goodwill is as follows:

	As of
	June 30, 2026	December 31, 2025

Carrying value at beginning of year	$42,575	$42,575
Carrying value at end of period	$42,575	$42,575
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
Obligations with respect to the liquidated damages payable are summarized as follows:

	As of June 30, 2026
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$—	$—	$15
Series H convertible preferred stock	567	574	1,000	2,141
Convertible debentures (2)	—	144	115	259
Series J convertible preferred stock (2)	152	152	219	523
Series K convertible preferred stock (2)	166	70	512	748
Total	$900	$940	$1,846	$3,686

	As of December 31, 2025
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$—	$—	$15
Series H convertible preferred stock	567	574	933	2,074
Convertible debentures (2)	—	144	106	250
Series J convertible preferred stock (2)	152	152	201	505
Series K convertible preferred stock (2)	166	70	455	691
Total	$900	$940	$1,695	$3,535
(1)Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).
(2)Represents previously issued and converted debt or equity securities.
As of June 30, 2026 and December 31, 2025, the short-term liquidated damages payable were $3,686 and $3,535, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of June 30, 2026, or $3,686, until paid. There is no scheduled date when the unpaid liquidated damages become due.

During the three months ended June 30, 2026 and 2025, the Company recorded accrued interest on liquidated damages of $76 in each period. During the six months ended June 30, 2026 and 2025, the Company recorded accrued interest on liquidated damages of $151 in each period.

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
The Company’s financial instruments may consist of Level 1, Level 2 and Level 3 valuations. As of June 30, 2026 and December 31, 2025, the Company’s cash equivalents of $4,308 and $4,241, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.
The Company’s Term Debt (as described below) is carried at amortized cost, with a carrying value of $97,606 as of June 30, 2026 and $97,578 as of December 31, 2025. The carrying value of the Company's long-term debt with fixed interest rates approximates fair value based on instruments with similar terms (Level 2), as of June 30, 2026.
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
On December 31, 2025, the Company entered into Amendment No. 2 to the Simplify Loan, which reduced the maximum principal amount available under the Simplify Loan to $25,000 and extended the maturity date to December 1, 2027. All other material terms and conditions of the Simplify Loan, as previously disclosed, remain unchanged. As of both June 30, 2026 and December 31, 2025, there was no outstanding balance on the Simplify Loan.
Information for the three and six months ended June 30, 2026 and 2025, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 11.
10. Term Debt

Pursuant to the Note Purchase Agreement, as amended from time to time, leading to the Third Amended and Restated Note Purchase Agreement dated December 15, 2022 (the “Third Amended and Restated Notes”), as of June 30, 2026 and December 31, 2025, the Company has notes outstanding referred to as the senior secured notes (the “Senior Secured Notes”), the delayed draw term notes (the “Delayed Draw Term Notes”), the 2022 bridge notes (the “2022 Bridge Notes”) and the 2023 Notes, as further described below (see Note 17) and collectively referred to as the “Term Debt”.
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

2022 Bridge Notes

The terms of the 2022 Bridge Notes provide for:

●
an interest rate fixed at 10.0% per annum (as amended from interest that was payable in cash at an interest rate of 12% per annum quarterly; with interest rate increases of 1.5% per annum on March 1, 2023, May 1, 2023, and July 1, 2023, pursuant to the Amendment No.1) (as further described below);

●
a maturity date of December 31, 2027, subject to certain mandatory prepayment requirements, including, but not limited to, a requirement that the Company apply the net proceeds from certain debt incurrences or equity offerings to repay the notes; and

●	an election to prepay the 2022 Bridge Notes, at any time, in whole or in part with no premium or penalty.

2023 Notes

The terms of the 2023 Notes, pursuant to Amendment No. 1 under the Third Amended and Restated Notes dated August 14, 2023, provide for:

●	an interest rate fixed at 10.0% per annum;

●	a maturity date of December 31, 2027; and

●	an election to prepay the 2023 Notes, at any time, at 100% of the principal amount due with no premium or penalty.

The following table summarizes Term Debt:

	As of June 30, 2026			As of December 31, 2025
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
Senior Secured Notes, effective interest rate of 10.1% as of June 30, 2026, as amended	$55,328	$(60)	$55,268	$55,328	$(80)	$55,248
Delayed Draw Term Notes, effective interest rate of 12.6% as of June 30, 2026, as amended	3,531	(7)	3,524	3,531	(9)	3,522
2022 Bridge Notes, effective interest rate of 11.5% as of June 30, 2026, as amended	31,772	(18)	31,754	31,772	(24)	31,748
2023 Notes, effective interest rate of 12.4% as of June 30, 2026, as amended	7,060	—	7,060	7,060	—	7,060
Total	$97,691	$(85)	$97,606	$97,691	$(113)	$97,578
The debt issuance costs incurred, as amended based on certain debt modifications, are being amortized on a straight-line basis (which approximates the effective interest method) over the applicable term of the Term Debt.
Information for the three and six months ended June 30, 2026 and 2025 with respect to interest expense related to the Term Debt is provided below.

11. Interest Expense
The following table represents interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of debt costs:
Term Debt (related party)	$14	$31	$28	$63
Total amortization of debt costs	14	31	28	63
Cash paid interest:
Simplify Loan (related party)	—	114	—	308
Term Debt (related party)	2,470	2,798	4,912	5,565
Other	—	2	—	13
Total cash paid interest	2,470	2,914	4,912	5,886
Less: Interest Income	(34)	—	(69)	—
Total interest expense, net	$2,450	$2,945	$4,871	$5,949

12. Preferred Stock
The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2026, no shares of preferred stock were outstanding.
13. Stockholders’ Deficiency
Common Stock
The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.
Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units 7,863 and 4,999 shares of the Company’s common stock during the three months ended June 30, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency. The Company issued, in connection with the vesting of restricted stock units, 15,723 and 12,498 shares of the Company’s common stock during the six months ended June 30, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency.
Common Stock Withheld – The Company recorded the repurchase of 0 shares related to vested restricted common stock for the payment for taxes of $0 during the three months ended June 30, 2026, and the repurchase of 2,061 shares related to vested restricted common stock for the payment for taxes of $12 during the three months ended June 30, 2025, as reflected on the condensed consolidated statements of stockholders’ deficiency. The Company recorded the repurchase of 0 shares related to vested restricted common stock for the payment for taxes of $0 during the six months ended June 30, 2026, and the repurchase of 4,875 shares related to vested restricted common stock for the payment for taxes of $16 during the six months ended June 30, 2025, as reflected on the condensed consolidated statements of stockholders’ deficiency.
14. Compensation Plans
The Company provides stock-based and equity-based compensation in the form of (a) restricted stock awards and restricted stock units to certain employees (the “Restricted Stock”), (b) stock option awards, unrestricted stock awards and stock appreciation rights to employees, directors and consultants under various plans (the “Common Stock Options”), and (c) common stock warrants, referred to as the ABG Warrants and Publisher Partner Warrants (collectively the “Warrants”) as referenced in the below table. The ABG Warrants were forfeited as part of the settlement with the ABG Group (see Note 18). All Publisher Partner Warrants were cancelled in December 2025.

Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended June 30, 2026
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$2	$—	$2
Selling and marketing	—	—	—	—
General and administrative	25	18	—	43
Total costs charged to operations	25	20	—	45
Total stock-based compensation	$25	$20	$—	$45

	Six months ended June 30, 2026
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$5	$—	$5
Selling and marketing	—	1	—	1
General and administrative	67	36	—	103
Total costs charged to operations	67	42	—	109
Total stock-based compensation	$67	$42	$—	$109

	Three Months Ended June 30, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$28	$4	$32
Selling and marketing	6	17	—	23
General and administrative	41	55	—	96
Total costs charged to operations	47	100	4	151
Capitalized platform development	—	10	—	10
Total stock-based compensation	$47	$110	$4	$161

	Six Months Ended June 30, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$94	$7	$101
Selling and marketing	12	37	—	49
General and administrative	85	98	—	183
Total costs charged to operations	97	229	7	333
Capitalized platform development	—	24	—	24
Total stock-based compensation	$97	$253	$7	$357
Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of June 30, 2026 were as follows:

	Restricted Stock	Equity Plans	Warrants	Totals
Unrecognized compensation cost	$—	$202	$—	$202
Weighted-average period expected to be recognized (in years)	0	2.41	0	2.41

15. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by category:
Digital revenue
Digital advertising	$13,337	$31,693	$24,698	$53,510
Digital subscriptions	805	1,479	1,621	3,150
Publisher revenue	3,504	5,621	7,755	8,725
Performance marketing	2,888	5,730	5,398	10,520
Other digital revenue	1,438	244	2,645	470
Total digital revenue	21,972	44,767	42,117	76,375
Print revenue
Print revenue	211	245	472	452
Total revenue	$22,183	$45,012	$42,589	$76,827
Revenue by geographical market:
United States	$20,399	$42,942	$39,248	$72,853
Other	1,784	2,070	3,341	3,974
Total	$22,183	$45,012	$42,589	$76,827
Revenue by timing of recognition:
At point in time	$18,898	$38,999	$35,479	$67,003
Over time	3,285	6,013	7,110	9,824
Total	$22,183	$45,012	$42,589	$76,827
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
The following table provides information about contract balances:

	As of
	June 30, 2026	December 31, 2025
Unearned revenue (short-term contract liabilities):
Digital revenue	$1,651	$3,251
Unearned revenue (long-term contract liabilities):
Digital revenue	$28	$43
Revenue recognized during the three months ended June 30, 2026 and 2025, which was included in the unearned revenue balance at the beginning of each period, was $879 and $1,541, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025, which was included in the unearned revenue balance at the beginning of each period, was $1,887 and $5,925, respectively.

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
The income tax provision ETR for the three months ended June 30, 2026 and 2025 was 2.61% and 7.31%, respectively. The income tax provision ETR for the six months ended June 30, 2026 and 2025 was 7.68% and 7.16%, respectively. The decrease in the ETR for the three months ended June 30, 2026 and increase in ETR for the six months ended June 30, 2026, compared to the same periods in 2025, was primarily due to a decrease in pre-tax book income in the three and six months ended June 30, 2026 as compared to the income for the same periods in 2025.
The Company's ETR for the six months ended June 30, 2026 and 2025 remained below the U.S. federal statutory rate primarily due to the impact of the full valuation allowance. As of June 30, 2026, the Company maintains a valuation allowance against certain deferred tax assets, primarily related to net operating loss carryforwards and other deductible temporary differences. The realizability of deferred tax assets is assessed each reporting period based on all available positive and negative evidence.
The Company is now in a cumulative three-year income position, as some significant losses incurred in prior years are no longer included in the calculation and management currently forecasts profitability in subsequent quarters and cumulative pretax income for the full fiscal year. However, for the six months ended June 30, 2026, the Company incurred a pretax loss and continues to maintain a full valuation allowance.
While this positive evidence has not yet outweighed the historical negative evidence as of June 30, 2026, continued achievement of forecasted results could result in a partial or full release of the valuation allowance in a future interim period. Any such release, if recognized, could materially affect income tax expense and the effective tax rate.
As of June 30, 2026 and 2025, the Company had no uncertain tax positions or interest and penalties accrued related to income taxes.
17.  Related Party Transactions
Principal Stockholders
Term Debt – As of June 30, 2026, the outstanding principal balance on the Term Debt with Renew Group Private Limited (“Renew”) was $97,691. For the three months ended June 30, 2026 and 2025, the Company paid interest totaling $2,470 and $2,798, respectively. For the six months ended June 30, 2026 and 2025, the Company paid interest totaling $4,912 and $5,565, respectively.
Simplify Loan – For the three and six months ended June 30, 2025, the Company paid interest totaling $114 and $308, respectively, under the Simplify Loan. The Company did not have any loan transactions with Simplify in the three or six months ended June 30, 2026.
Simplify Revenue – For the three months ended June 30, 2026 and 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $100 and $880, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, totaling $350 and $1,830, respectively. The outstanding accounts receivable due from Living Essentials were $74 as of June 30, 2026 and $193 as of December 31, 2025.
Simplify Expenses – For the three and six months ended June 30, 2026, the Company recognized a reduction of expenses from transactions with Agency 5, LLC ("Agency 5"), an affiliated entity of Simplify, totaling $0 and $51, respectively. No transactions were recorded for the three and six months ended June 30, 2025. The outstanding accounts receivable due from Agency 5 was $0 as of June 30, 2026 and $70 as of December 31, 2025.
Common Stock Owned by Simplify – Based on the Schedule 13D/A filed with the SEC on December 27, 2024 (which is its most recent filing), Simplify owns approximately 71.13% of the outstanding shares of the Company’s common stock. As a result, Simplify has the ability to determine the outcome of any issue submitted to the Company’s stockholders for approval, including the election of directors. Prior to the consummation of the February 14, 2024 private placement of 5,555,555 shares of the Company's common stock to Simplify, the Company’s public stockholders held a majority of the outstanding shares of the Company’s common stock.
Asset Acquisition – The acquisition of TravelHost, as described in Note 3, Acquisitions and Dispositions, was a related party transaction. TravelHost was acquired from Simplify and also included an assignment of certain contracts from Bridge Media Networks, LLC, an affiliate of Simplify.
18.  Commitments and Contingencies
Legal Contingencies
Claims and Litigation – The Company is subject to claims and litigation arising in the ordinary course of business. These matters typically involve routine litigation incidental to the Company's operations, including, but not limited to, commercial disputes, employment-related claims, and intellectual property matters. While the Company believes it has meritorious defenses to these claims, the ultimate outcome of these matters cannot be predicted with certainty.

Management believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company continues to monitor these matters and will update its assessments as new information becomes available.

Based on current knowledge, the Company believes that the final outcome of the matters discussed below will not likely, have a material adverse effect on its business, financial position, results of operations or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on the Company’s business.

On March 21, 2024, the former CEO and Chairman of the board of directors filed an action against the Company, members of its board of directors and Simplify, alleging claims for retaliation, breach of contract, wrongful termination and age discrimination, among other things, in the Superior Court of the State of California seeking damages in an amount of $20,000. The Company and former board member Carlo Zola filed a Cross Complaint and Answer on June 20, 2024. Apart from Mr. Zola, the remaining individual board member defendants successfully filed a Motion to Quash Service of Summons based on lack of jurisdiction, and they have been dismissed from the case. On September 13, 2024, the former CEO and Chairman filed an Answer to the Company’s Cross Complaint. On May 15, 2025, the former CEO and Chairman filed a First Amended Complaint, which adds a new cause of action for alleged breach of contract based upon the Company’s refusal to advance certain attorneys’ fees to him. On May 28, 2025, the Company filed an Answer to the First Amended Complaint. The Company intends to vigorously defend itself against the allegations made in this lawsuit.

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
On April 1, 2024, ABG and certain of its affiliates (the "ABG Group") filed an action against the Company and Manoj Bhargava, the former interim CEO and a principal stockholder, in the United States District Court of the Southern District of New York alleging, among other things, breach of contract related to the termination of the SI business, seeking damages in the amount of $48,750 ($3,750 royalty fee liability and $45,000 termination fee liability) resulting from the March 18, 2024 action.
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
The following tables summarize key financial information by segment:

	Three Months Ended June 30, 2026
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$3,492	$3,827	$5,557	$461
Digital subscriptions	—	751	—	54
Publisher revenue	1,553	648	938	365
Performance Marketing	722	639	1,452	75
Other digital revenue	260	35	35	1,108
Total digital revenue	6,027	5,900	7,982	2,063
Print revenue	60	10	141	—
Total revenue	6,087	5,910	8,123	2,063	$22,183

Less: (1)
External Cost of Content	940	947	1,367	548
Internal Cost of Content	1,517	850	1,300	308
Technology costs	654	290	456	227
Print, distribution and fulfillment costs	2	—	79	—
Other segment items (2)	17	—	27	785
Segment gross profit	$2,957	$3,823	$4,894	$195	11,869

Reconciliation of Segment Gross Profit to Loss Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	513
Technology costs	1,610
Amortization of developed technology and platform development	1,078
Selling and marketing	1,825
General and administrative	3,655
Depreciation and amortization	908
Interest expense, net	2,450
Liquidated damages	76
Total unallocated costs	12,115
Loss before income taxes	$(246)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items primarily consist of sponsored content costs.

	Three Months Ended June 30, 2025
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$12,513	$8,254	$8,812	$2,114
Digital subscriptions	—	1,479	—	—
Publisher revenue	2,619	646	1,757	599
Performance Marketing	1,499	2,715	1,516	—
Other digital revenue	39	—	1	204
Total digital revenue	16,670	13,094	12,086	2,917
Print revenue	53	3	189	—
Total revenue	16,723	13,097	12,275	2,917	$45,012

Less: (1)
External Cost of Content	3,176	1,869	2,055	1,527
Internal Cost of Content	1,736	1,636	2,025	53
Technology costs	964	524	557	333
Print, distribution and fulfillment costs	(47)	—	120	(286)
Other segment items	4	—	—	—
Segment gross profit	$10,890	$9,068	$7,518	$1,290	28,766

Reconciliation of Segment Gross Profit to Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	825
Technology costs	1,398
Amortization of developed technology and platform development	1,108
Selling and marketing	1,942
General and administrative	6,200
Depreciation and amortization	881
Interest expense, net	2,945
Liquidated damages	76
Total unallocated costs	15,375
Income before income taxes	$13,391
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	Six months ended June 30, 2026
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$6,637	$6,915	$9,801	$1,345
Digital subscriptions	—	1,500	—	121
Publisher revenue	3,669	1,214	1,957	915
Performance Marketing	1,433	1,415	2,476	74
Other digital revenue	455	71	56	2,063
Total digital revenue	12,194	11,115	14,290	4,518
Print revenue	119	10	342	1
Total revenue	12,313	11,125	14,632	4,519	$42,589

Less: (1)
External Cost of Content	1,839	1,700	2,477	1,478
Internal Cost of Content	3,075	1,861	2,678	604
Technology costs	1,398	441	694	374
Print, distribution and fulfillment costs	3	—	230	—
Other segment items (2)	29	—	27	1,410
Segment gross profit	$5,969	$7,123	$8,526	$653	22,271

Reconciliation of Segment Gross Profit to Loss Before Income Taxes:
Unallocated cost of revenue amounts:
Internal cost of content	992
Technology costs	3,402
Amortization of developed technology and platform development	2,128
Selling and marketing	3,676
General and administrative	8,296
Depreciation and amortization	1,801
Interest expense, net	4,871
Liquidated damages	151
Total unallocated costs	25,317
Loss before income taxes	$(3,046)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items primarily consist of sponsored content costs.

	Six Months Ended June 30, 2025
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$22,229	$12,213	$13,976	$5,092
Digital subscriptions	–	3,128	–	22
Publisher revenue	4,251	1,100	2,618	756
Performance Marketing	2,606	4,751	3,163	–
Other digital revenue	47	–	1	422
Total digital revenue	29,133	21,192	19,758	6,292
Print revenue	53	3	396	–
Total revenue	$29,186	$21,195	$20,154	$6,292	$76,827

Less: (1)
External Cost of Content	5,148	1,954	2,182	3,438
Internal Cost of Content	3,732	3,886	4,406	61
Technology costs	1,922	1,061	1,065	684
Print, distribution and fulfillment costs	(46)	–	296	(286)
Other segment items	4	2	–	–
Segment gross profit	$18,426	$14,292	$12,205	$2,395	$47,318

Reconciliation of Segment Gross Profit to Income (Loss) Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	1,185
Technology costs	2,645
Amortization of developed technology and platform development	2,384
Selling and marketing	4,076
General and administrative	11,483
Depreciation and amortization	1,771
Interest expense, net	5,949
Liquidated damages	151
Total unallocated costs	29,644
Income before income taxes	$17,674
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
The Company’s long-lived assets, consisting of property and equipment, and operating leases, are located in the United States. No asset information is provided to the CODM.
20. Subsequent Events
Acquisition of InfoSentience
On July 31, 2026 the Company completed the acquisition of 100% of the issued and outstanding equity interests of Fantasy Journalist, Inc. (d/b/a InfoSentience), pursuant to a Stock Purchase Agreement. Fantasy Journalist is engaged in the business of deterministic artificial intelligence ("AI"), providing automated reports using AI to convert raw data into personalized narrative content.

Total consideration for the acquisition was $2,000, which consisted of $1,000 in cash paid at closing and estimated contingent consideration of $1,000. The contingent consideration in the form of a three-year earnout payable in cash based on net revenue generated using InfoSentience’s technology.
Due to the timing of the closing of the transaction relative to the issuance of these financial statements, the initial accounting and valuation for the business combination is incomplete.
Term Debt and Simplify Loan
Effective August 7, 2026, the Company entered into a new debt agreement with Renew, which replaced the Term Debt and the Simplify Loan. The new debt agreement extended the maturity of the Term Debt by three years, added net leverage and fixed charge coverage covenants, and eliminated the $25,000 Simplify Loan. The interest rate remained unchanged from the Term Debt at 10.0% per annum under the new agreement. There was no change in the principal amount of $97,691. Additionally, the new debt agreement requires financial covenants to be tested quarterly on a trailing twelve-month basis, commencing with the first full fiscal quarter after closing: (i) maximum Total Net Leverage Ratio of 3.50x; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1.00. The new debt agreement also includes standard affirmative and negative operating covenants on the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, other than RPM)

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the SEC on March 16, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

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
For the three and six months ended June 30, 2026, our RPM was $23.96 and $21.12 compared to $25.12 and $23.85 for the same periods in 2025. The declines were primarily driven by broader advertising yield softness across the digital media landscape and unfavorable traffic mix shift away from higher yielding properties. For the three and six months ended June 30, 2026, monthly average page views were 187,715,312 and 196,971,983 compared to 423,358,110 and 375,434,097 for the same periods in 2025. These contractions were primarily attributable to core search engine algorithm updates in late 2025 that altered external referral patterns. Though these changes had an adverse impact on our first-half of 2026 results, the results of our optimization testing during the first quarter of 2026 are expected to stabilize audience and maximize yield over the remainder of the year. To further mitigate the impact of these algorithm updates, management is actively executing yield-enhancement initiatives, refining site architecture, elevating high-authority core content, and accelerating AI-driven traffic monetization tools. These technical enhancements are intended to stabilize audience reach, maximize yield, and align with evolving search engine indexing practices.
All dollar figures presented below are in thousands unless otherwise stated.
Liquidity and Capital Resources
Liquidity
While we continue to report positive cash flow from operations and currently maintain a cash balance of approximately $11 million, our ability to meet ongoing liquidity needs and support future growth is dependent, in part, on our access to external financing. If we cannot generate or obtain needed funds, we might be forced to make substantial reductions in our operating and capital expenses or pursue restructuring plans, which could adversely affect our business operations and ability to execute our current business strategy. In addition, if a default occurs as a result, our lender could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. In addition, if repayment of our indebtedness is accelerated as a result of such default, we cannot assure you that we would have sufficient assets or access to credit to repay such indebtedness.
For the three and six months ended June 30, 2026, we reported a loss from continuing operations of $176 and $2,834, respectively. Despite these losses, we generated positive cash flow from operations for the six months ended June 30, 2026, and had cash and cash equivalents of $11,170 as of June 30, 2026.

Based on our current liquidity position, including cash on hand, expected operating cash flows, current operating plans and forecasts, and projected compliance with debt covenants, management believes that we have sufficient liquidity to meet our obligations as they come due for at least the next twelve months.

Cash
As of June 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $11,170 and accounts receivable, net of allowance for credit losses, of 18,489. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $11,338.
Debt Refinance
Effective August 7, 2026, we entered into a new debt agreement with Renew that replaced our existing Term Debt and eliminated the $25,000 Simplify Loan. See FN 20, Subsequent Event, for further details.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Material Contractual Obligations
We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 5, Leases, Note 7, Liquidated Damages Payable, and Note 9, Simplify Loan and Note 10, Term Debt, in our accompanying condensed consolidated financial statements for amounts outstanding as of June 30, 2026, related to other material contractual obligations.
Discontinued Operations
On March 18, 2024, we discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. Income from our discontinued operations, net of tax, was $0 and $96,227 for the three months ended June 30, 2026 and 2025, respectively. Income from our discontinued operations, net of tax, was $0 and $96,250 for the six months ended June 30, 2026 and 2025, respectively.
On April 29, 2025, the ABG Group Legal Matters (as further described in Note 18) were resolved through a confidential settlement with outstanding liabilities being released by all sides. The remaining assets and liabilities of the SI Business were settled.
Working Capital
We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital surplus as of June 30, 2026 and December 31, 2025 is as follows:

	As of
	June 30, 2026	December 31, 2025
Current assets	$32,435	$35,630
Current liabilities	(13,658)	(17,003)
Working capital surplus	$18,777	$18,627

As of June 30, 2026, we had working capital of $18,777, consisting of $32,435 in total current assets and $13,658 in total current liabilities as compared to working capital of $18,627 as of December 31, 2025. As of December 31, 2025, our working capital surplus consisted of $35,630 in total current assets and $17,003 in total current liabilities.
Our cash flows for the six months ended June 30, 2026 and 2025 consisted of the following:

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$2,051	$13,970
Net cash used in investing activities	(1,219)	(3,545)
Net cash used in financing activities	—	(8,016)
Net increase in cash and cash equivalents	$832	$2,409
Cash and cash equivalents, end of period	$11,170	$6,771

For the six months ended June 30, 2026, net cash provided by operating activities was $2,051, consisting primarily of $44,834 of cash received from customers, offset by $37,871 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements and professional services, and $4,912 of cash paid for interest. For the six months ended June 30, 2025, net cash provided by operating activities was $13,970, consisting primarily of $21,501 of cash received from customers, offset by $1,645 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements and professional services and $5,886 of cash paid for interest. Prior period amounts are impacted by the settlement of discontinued operations liabilities.

For the six months ended June 30, 2026, net cash used in investing activities was $1,219, consisting of $769 related to capitalized costs for our Platform and $450 related to purchases of intangible assets. For the six months ended June 30, 2025, net cash used in investing activities consisted of $3,545 for capitalized costs for our Platform.
For the six months ended June 30, 2026, there was no net cash used in financing activities. For the six months ended June 30, 2025, net cash used in financing activities was $8,016, consisting of (i) $16 for tax payments relating to the withholding of shares of common stock for certain employees, and (ii) $8,000 for repayments of the Simplify Loan.
Share Repurchase Program
On July 31, 2025, we announced a share repurchase program under which we may have repurchased up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. No shares were repurchased under this program prior to its expiration on July 31, 2026.
Results of Operations
Three Months Ended June 30, 2026 and 2025

The following table sets forth revenue, cost of revenue, gross profit, income from operations, income (loss) from continuing operations and net income (loss):

	Three Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$22,183	$45,012	$(22,829)	-50.7%
Cost of revenue	13,515	19,577	(6,062)	-31.0%
Gross profit	8,668	25,435	(16,767)	-65.9%
Operating expenses
Selling and marketing	1,825	1,942	(117)	-6.0%
General and administrative	3,655	6,200	(2,545)	-41.0%
Depreciation and amortization	908	881	27	3.1%
Total operating expenses	6,388	9,023	(2,635)	-29.2%
Income from operations	2,280	16,412	(14,132)	-86.1%
Total other expense	(2,526)	(3,021)	495	-16.4%
(Loss) income before income taxes	(246)	13,391	(13,637)	-101.8%
Income tax benefit (provision)	70	(979)	1,049	107.2%
(Loss) income from continuing operations	(176)	12,412	(12,588)	-101.4%
Income from discontinued operations, net of tax	—	96,227	(96,227)	-100.0%
Net (loss) income	$(176)	$108,639	$(108,815)	-100.2%

For the three months ended June 30, 2026, loss from continuing operations was $176, as compared to income from continuing operations of $12,412 in the prior period. The decline in profitability was primarily attributable to a $22,829 decrease in revenue, largely attributable to lower digital advertising revenue driven by reduction in traffic volumes between periods. This decline was partially offset by decreases of $6,062 in cost of revenues, $2,635 in operating expenses, and $1,049 benefit from income tax and $495 from interest expense.
Revenue
The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$22,183	$45,012	$(22,829)	-50.7%
Cost of revenue	13,515	19,577	(6,062)	-31.0%
Gross profit	$8,668	$25,435	$(16,767)	-65.9%
For the three months ended June 30, 2026, we generated gross profit of $8,668, as compared to $25,435 for the three months ended June 30, 2025, a decrease of $16,767. Gross margin for the three months ended June 30, 2026 was 39.1%, compared to 56.5% for the three months ended June 30, 2025.
Total revenue decreased by 50.7% during the period, primarily due to lower digital advertising revenue. The decline was driven by changes in referral traffic patterns compared to the prior-year period. In addition, broader market dynamics in the digital advertising industry, exacerbated by aforementioned traffic volatility and unfavorable traffic mix shift away from higher yielding properties, negatively impacted advertising demand and monetization during the period.
Cost of revenue decreased by 31.0%, primarily driven by lower external cost of content enabled by our variable cost structure under the entrepreneurial publishing model. Cost of revenue reductions were partially offset by an increase in cost of goods sold related to our ShopHQ e-commerce business which increased as revenues associated with ShopHQ increased.
The following table sets forth revenue by category:

	Three Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Digital revenue:
Digital advertising	$13,337	$31,693	$(18,356)	-57.9%
Digital subscriptions	805	1,479	(674)	-45.6%
Publisher Revenue	3,504	5,621	(2,117)	-37.7%
Performance Marketing	2,888	5,730	(2,842)	-49.6%
Other digital revenue	1,438	244	1,194	489.3%
Total digital revenue	21,972	44,767	(22,795)	-50.9%
Print revenue	211	245	(34)	-13.9%
Total revenue	$22,183	$45,012	$(22,829)	-50.7%

For the three months ended June 30, 2026, total revenue decreased by $22,829, or a 50.7% decrease, to $22,183 from $45,012 for the three months ended June 30, 2025. There was a 50.9% decrease in total digital revenue from $44,767 for the three months ended June 30, 2025 to $21,972 for the three months ended June 30, 2026.
The $18,356 decrease in digital advertising revenue was primarily attributable to lower audience traffic, including the impact of search algorithm changes that reduced referral traffic, together with a modest decline in monetization yield between periods. Performance marketing revenue decreased by $2,842 primarily due to lower traffic and changes in affiliate rates. Publisher revenue declined by $2,117 as traffic levels across certain distribution partners decreased. These decreases were partially offset by a $1,194 increase in other digital revenue, primarily attributable to an increase in revenue from the ShopHQ e-commerce platform. ShopHQ broadened our e-commerce reach by adding drop-ship e-commerce operations, and interactive social selling capabilities, while accelerating first-party data collection efforts that are expected to yield audience and customer insights and improve engagements throughout our business. To mitigate the impact of search and traffic related volatility, we continue to refine our content, yield and distribution strategies.
Cost of Revenue
The following table sets forth cost of revenue by category:

	Three Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
External cost of content	$3,802	$8,627	$(4,825)	-55.9%
Internal cost of content	4,488	6,275	(1,787)	-28.5%
Technology costs	3,237	3,776	(539)	-14.3%
Printing, distribution and fulfillment costs	81	(213)	294	138.0%
Amortization of developed technology and platform development	1,078	1,108	(30)	-2.7%
Other	829	4	825	20,625.0%
Total cost of revenue	$13,515	$19,577	$(6,062)	-31.0%

For the three months ended June 30, 2026, we recognized cost of revenue of $13,515 as compared to $19,577 for the three months ended June 30, 2025, a decrease of $6,062. The decrease reflected the variable nature of the Company’s content cost structure, as lower traffic volumes drove reductions in external cost of content and third-party content costs. Internal costs of content was lower due to continued cost discipline. The Company also realized lower technology costs during the period as reduced traffic and ad-serving activity lowered related variable platform costs. These savings were partially offset by higher costs of products sold associated with the ShopHQ e-commerce business, which increased as revenues associated with ShopHQ increased.
Operating Expenses
Selling and Marketing
The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended June 30,
	2026	2025
Selling and marketing	$1,825	$1,942
Selling and marketing as a percentage of revenues	8%	4%

For the three months ended June 30, 2026, we incurred selling and marketing expenses of $1,825 as compared to $1,942 for the three months ended June 30, 2025. The decrease of $117 reflects savings achieved through ongoing cost-optimization initiatives across advertising, marketing and advertising operations tools, partially offset by incremental marketing spend supporting the expansion of our ShopHQ e-commerce business launched in late 2025.
General and Administrative
The following table sets forth general and administrative expenses by category:

	Three Months Ended June 30,
	2026	2025
General and administrative	$3,655	$6,200
General and administrative as a percentage of revenues	16%	14%

General and administrative expenses totaled $3,655 for the three months ended June 30, 2026 compared to $6,200 for the three months ended June 30, 2025, a decrease of $2,545. The decrease was primarily driven by lower legal and other professional fees following the successful resolution of legacy corporate matters, complemented by ongoing overhead cost discipline and better receivable collections resulting in lower bad debt expense.
Segment Revenue

We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform & Other. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.
The following table sets forth revenue by segment:

	Three Months Ended June 30,
	2026	2025
Segment revenue:
Sports & Leisure	$6,087	$16,723
Finance	5,910	13,097
Lifestyle	8,123	12,275
Platform & Other	2,063	2,917
Total Revenue	$22,183	$45,012

Sports & Leisure – the decrease of $10,636 was primarily driven by lower digital advertising and publisher revenue, reflecting industry-wide declines in organic traffic volume and monetization.
Finance – the decrease of $7,187 was attributable to a reduction in digital advertising revenue and in performance marketing revenue, reflecting industry-wide declines in referral traffic volume and changes to commission structures at affiliate partners and a reduction in digital subscription revenue as we transition our portfolio toward more efficient, ad-supported monetization channels.
Lifestyle – the decrease of $4,152 was primarily driven by lower digital advertising revenue, reflecting industry-wide declines in organic traffic volume.
Platform & Other – the decrease of $854 was primarily driven by a reduction in underperforming partner sites, partially offset by an increase in other digital revenue attributable to the ShopHQ e-commerce business.
Segment Gross Profit
The following table sets forth segment gross profit:

	Three Months Ended June 30,
	2026	2025
Segment gross profit:
Sports & Leisure	$2,957	$10,890
Finance	3,823	9,068
Lifestyle	4,894	7,518
Platform & Other	195	1,290
Segment gross profit	$11,869	$28,766

The $16,897 decrease in total segment gross profit across all categories was primarily driven by the aforementioned reductions in digital advertising revenue resulting from compounded traffic volume headwinds and lower monetization rates, which collectively outpaced the variable cost savings realized from our strategic transition to an entrepreneurial publishing model, lower internal cost of content and lower technology costs.
The following table reconciles segment gross profit to gross profit:

	Three Months Ended June 30,
	2026	2025
Segment gross profit:	$11,869	$28,766
Arena level activities
Internal cost of content	(513)	(825)
Technology costs	(1,610)	(1,398)
Amortization of developed technology and platform development	(1,078)	(1,108)
Gross profit	$8,668	$25,435

Other Expenses
The following table sets forth other expenses:

	Three Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Interest expense, net	$(2,450)	$(2,945)	$495	-16.8%
Liquidated damages	(76)	(76)	—	—%
Total other expense	(2,526)	(3,021)	495	-16.4%

Interest Expense – We incurred interest expense of $2,450 for the three months ended June 30, 2026 compared to $2,945 for three months ended June 30, 2025. The $495 decrease in interest expense reflects lower interest charges following repayment of the Simplify Loan throughout 2025 and the $13,000 curtailment payment applied to the Company’s term debt in December 2025 pursuant to Amendment No. 4 to the Third Amended and Restated Note Purchase Agreement.
Liquidated Damages – We recorded liquidated damages of $76 for the three months ended June 30, 2026, as compared to $76 for the three months ended June 30, 2025. The liquidated damages related to (i) certain registration rights agreements that provide for damages if we do not register certain shares of the Company’s common stock within the requisite time frame; and (ii) certain securities purchase agreements that provide for damages if the we do not maintain our periodic filings with the SEC within the requisite time frame.
Six Months Ended June 30, 2026 and 2025
The following table sets forth revenue, cost of revenue, gross profit, income from operations, income (loss) from continuing operations and net income (loss):

	Six Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$42,589	$76,827	$(34,238)	-44.6%
Cost of revenue	26,840	35,723	(8,883)	-24.9%
Gross profit	15,749	41,104	(25,355)	-61.7%
Operating expenses
Selling and marketing	3,676	4,076	(400)	-9.8%
General and administrative	8,296	11,483	(3,187)	-27.8%
Depreciation and amortization	1,801	1,771	30	1.7%
Total operating expenses	13,773	17,330	(3,557)	-20.5%
Income from operations	1,976	23,774	(21,798)	-91.7%
Total other expense	(5,022)	(6,100)	1,078	-17.7%
(Loss) income before income taxes	(3,046)	17,674	(20,720)	-117.2%
Income tax benefit (provision)	212	(1,265)	1,477	116.8%
(Loss) income from continuing operations	(2,834)	16,409	(19,243)	-117.3%
Income from discontinued operations, net of tax	—	96,250	(96,250)	-100.0%
Net (loss) income	$(2,834)	$112,659	$(115,493)	-102.5%
For the six months ended June 30, 2026, loss from continuing operations was $2,834, as compared to income from continuing operations of $16,409 in the prior period. The decline in profitability was primarily attributable to a $34,238 decrease in revenue, largely attributable to lower digital advertising and performance marketing resulting from lower traffic volumes, changes in referral traffic patterns and reduced monetization between periods. This revenue decline was partially offset by the Company’s flexible cost structure and expense discipline, including decreases of $8,883 in cost of revenues, $3,557 in operating expenses, $1,477 benefit from income tax and $1,078 from interest expense.
Revenue

	Six Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$42,589	$76,827	$(34,238)	-44.6%
Cost of revenue	26,840	35,723	(8,883)	-24.9%
Gross profit	$15,749	$41,104	$(25,355)	-61.7%
For the six months ended June 30, 2026, we generated gross profit of $15,749, as compared to $41,104 for the six months ended June 30, 2025, a decrease of $25,355. Gross margin for the six months ended June 30, 2026 was 37.0%, compared to 53.5% for the six months ended June 30, 2025.
Total revenue for the period decreased by 44.6%, principally reflecting decreased digital advertising revenue resulting from lower traffic volumes, altered referral trends and softer ad pricing compared to the prior-year period. Revenue in the first quarter of 2026 was also impacted by ongoing digital platform enhancements, which prioritize long-term audience expansion but created short-term revenue headwinds in select areas during the period. Though revenue increased in the second quarter of 2026, it lagged prior year performance due to the aforementioned lower traffic volumes and an unfavorable traffic mix shift away from higher yielding properties which reduced monetization in comparison to 2025.
Cost of revenue decreased by 24.9% partially offsetting lower revenues, primarily driven by lower external cost of content enabled by our variable cost structure under the entrepreneurial publishing model and as traffic volumes declined. Gross margin contracted year over year as the decline in higher-margin digital advertising revenue more than offset cost reductions and was further impacted by added cost of products sold from the ShopHQ e-commerce business.
The following table sets forth revenue from continuing operations by category:

	Six Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Digital revenue:
Digital advertising	$24,698	$53,510	$(28,812)	-53.8%
Digital subscriptions	1,621	3,150	(1,529)	-48.5%
Publisher Revenue	7,755	8,725	(970)	-11.1%
Performance Marketing	5,398	10,520	(5,122)	-48.7%
Other digital revenue	2,645	470	2,175	462.8%
Total digital revenue	42,117	76,375	(34,258)	-44.9%
Print revenue	472	452	20	4.4%
Total revenue	$42,589	$76,827	$(34,238)	-44.6%
For the six months ended June 30, 2026, total revenue decreased by $34,238, or a 44.6% decrease, to $42,589 from $76,827 for the six months ended June 30, 2025. There was a 44.9% decrease in total digital revenue from $76,375 for the six months ended June 30, 2025 to $42,117 for the six months ended June 30, 2026.
Digital revenue declined year over year primarily as search and referral traffic pressures reduced advertising impressions and high-intent commerce activity. Digital advertising revenue decreased $28,812 due to lower audience traffic and traffic referral patterns, while performance marketing revenue decreased $5,122 due to lower commerce-oriented traffic and changes in affiliate rates. Digital subscription revenue decreased $1,529 as the Company continued to reposition portions of its portfolio toward ad-supported monetization models. These declines were partially offset by a $2,175 increase in Other digital revenue, primarily from the ShopHQ e-commerce business, which broadened the Company’s revenue base by adding transaction-based e-commerce capabilities and incremental first-party customer engagement opportunities. Management continues to address traffic volatility through ongoing refinement of content, distribution and yield strategies, while also pursuing revenue diversification initiatives intended to reduce reliance on search-driven advertising revenue over time.
The following table sets forth cost of revenue by category:

	Six Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
External cost of content	$7,494	$12,722	$(5,228)	-41.1%
Internal cost of content	9,210	13,270	(4,060)	-30.6%
Technology costs	6,309	7,377	(1,068)	-14.5%
Printing, distribution and fulfillment costs	233	(36)	269	747.2%
Amortization of developed technology and platform development	2,128	2,384	(256)	-10.7%
Other	1,466	6	1,460	24333.3%
Total cost of revenue	$26,840	$35,723	$(8,883)	-24.9%
For the six months ended June 30, 2026, we recognized cost of revenue of $26,840 as compared to $35,723 for the six months ended June 30, 2025, a decrease of $8,883. The decrease reflected the Company’s ability to flex portions of its cost structure in response to lower traffic and revenue levels, including reduced external cost of content and active reductions of internal cost of content. The Company also benefited from lower technology costs as reduced traffic and ad-serving volumes lowered variable platform costs. These savings were partially offset by higher cost of products sold from the ShopHQ e-commerce operations as a result of increased ShopHQ revenue.
Operating Expenses
Selling and Marketing
The following table sets forth selling and marketing expenses from continuing operations by category:

	Six Months Ended June 30,
	2026	2025
Selling and marketing	$3,676	$4,076
Selling and marketing as a percentage of revenues	9%	5%
For the six months ended June 30, 2026, we incurred selling and marketing expenses of $3,676 as compared to $4,076 for the six months ended June 30, 2025. The $400 decrease was primarily attributable to continued cost discipline and optimization across advertising, marketing and advertising operations tools, partially offset by incremental marketing investments supporting the growth of the Company’s ShopHQ e-commerce business, which was launched in late 2025. Although selling and marketing costs decreased period over period, they still represent a higher percentage of revenues in the current period due to the decline in revenue levels between periods.
General and Administrative
The following table sets forth general and administrative expenses by category:

	Six Months Ended June 30,
	2026	2025
General and administrative	$8,296	$11,483
General and administrative as a percentage of revenues	19%	15%
For the six months ended June 30, 2026, we incurred general and administrative expenses of $8,296 as compared to $11,483 for the six months ended June 30, 2025. The $3,187 decrease primarily reflected lower legal and other professional fees following the successful resolution of certain legacy corporate matters, as well as continued overhead spending discipline, lower bad debt expense from improved accounts receivable collections processes, and reduced corporate and state sales and use tax-related costs associated with lower revenue levels.
Segment Revenue
We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform & Other. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.
The following table sets forth revenue by segment:

	Six Months Ended June 30,
	2026	2025
Segment revenue:
Sports & Leisure	$12,313	$29,186
Finance	11,125	21,195
Lifestyle	14,632	20,154
Platform & Other	4,519	6,292
Total Revenue	$42,589	$76,827
Sports & Leisure – the decrease of $16,873 was primarily driven by lower digital advertising revenue, reflecting industry-wide declines in organic traffic volume and monetization rates. In addition, performance marketing revenue declined due to reduced traffic and changes in affiliate partner commission structures.
Finance – the decrease of $10,070 primarily reflected lower digital advertising revenue from industry-wide declines in organic traffic and monetization, lower performance marketing revenue due to changes in referral traffic patterns and affiliate partner commission structures, and reduced digital subscription revenue as the Company continued transitioning portions of its portfolio toward ad-supported monetization channels.

Lifestyle – the decrease of $5,522 was primarily driven by lower digital advertising revenue, reflecting industry-wide declines in organic traffic volume.
Platform & Other – the decrease of $1,773 was primarily driven by a reduction in underperforming partner sites, partially offset by an increase in other digital revenue attributable to ShopHQ e-commerce business.
Segment Gross Profit
The following table sets forth segment gross profit:

	Six Months Ended June 30,
	2026	2025
Segment gross profit:
Sports & Leisure	$5,969	$18,426
Finance	7,123	14,292
Lifestyle	8,526	12,205
Platform & Other	653	2,395
Segment gross profit	$22,271	$47,318
The $25,047 decrease was primarily attributable to lower digital advertising revenue as a result of traffic-volume headwinds and lower monetization rates, which reduced digital advertising revenue across the portfolio. Revenue declines were partially offset by reductions in external cost of content under the entrepreneurial publishing model. Internal content costs and technology-related expenses were also reduced due to disciplined spending.
The following table reconciles segment gross profit to gross profit:

	Six Months Ended June 30,
	2026	2025
Segment gross profit:	$22,271	$47,318
Arena level activities
Internal cost of content	(992)	(1,185)
Technology costs	(3,402)	(2,645)
Amortization of developed technology and platform development	(2,128)	(2,384)
Gross profit	$15,749	$41,104
Other Expenses
The following table sets forth other expenses:

	Six Months Ended June 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Interest expense	(4,871)	(5,949)	$1,078	-18.1%
Liquidated damages	(151)	(151)	$—	—%
Total other expense	$(5,022)	$(6,100)	$1,078	-17.7%
Interest Expense – We incurred interest expense of $4,871 for the six months ended June 30, 2026 compared to $5,949 for six months ended June 30, 2025. The $1,078 decrease in interest expense reflects lower interest charges following repayment of the Simplify Loan throughout 2025 and the $13,000 curtailment payment applied to the Company’s term debt in December 2025 pursuant to Amendment No. 4 to the Third Amended and Restated Note Purchase Agreement.
Liquidated Damages – We recorded liquidated damages (as described above) of $151 for the six months ended June 30, 2026, as compared to $151 for the six months ended June 30, 2025.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net income (loss) as adjusted for income from discontinued operations, interest expense (net), income taxes, and depreciation and amortization. We further adjust for stock-based compensation and other special items that do not reflect our ongoing core operational performance, including impairment costs, third-party vendor or professional settlement fees, liquidated damages, and government tax incentive credits. Our non-GAAP measure may not be comparable to similarly titled measures used by other companies, have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP measure as superior to, or a substitute for, the equivalent measure calculated and presented in accordance with GAAP. Some of the limitations are that our non-GAAP measure:

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

●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect any losses from the sale of assets, which is a noncash operating expense;
●	does not reflect the employee retention credits recorded by us for payroll related tax credits under the CARES Act;
●	does not reflect payments related to employee severance and employee restructuring charges for our former executives;
●
does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations; and

●	may not reflect proper non-direct cost allocations.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(176)	$108,639	$(2,834)	$112,659
Less: (Income) from discontinued operations	—	(96,227)	—	(96,250)
(Loss) income from continuing operations	(176)	12,412	(2,834)	16,409
Add:
Interest expense, net (1)	2,450	2,945	4,871	5,949
Income taxes	(70)	979	(212)	1,265
Depreciation and amortization (2)	1,986	1,989	3,929	4,155
Stock-based compensation (3)	45	151	109	333
Liquidated damages (4)	76	76	151	151
Other (5)	97	—	97	—
Adjusted EBITDA	$4,408	$18,552	$6,111	$28,262

(1)
Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $14 and $31 for amortization of debt costs for the three months ended June 30, 2026 and 2025, respectively. Interest expense includes $28 and $63 for amortization of debt discounts for the six months ended June 30, 2026 and 2025, respectively. These amounts are noncash items. Investors should note that cash interest payments will recur in future periods.

(2)
Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $1,078 and $1,108 for the three months ended June 30, 2026 and 2025, respectively, and depreciation and amortization is included within operating expenses of $908 and $881 for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $2,128 and $2,384 for the six months ended June 30, 2026 and 2025, respectively, and depreciation and amortization is included within operating expenses of $1,801 and $1,771 for the six months ended June 30, 2026 and 2025, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

(3)
Stock-based compensation represents noncash costs arising from the grant of stock-based awards to employees, consultants and directors. We believe that excluding the effect of stock-based compensation from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our operating performance because (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, and (ii) such expenses can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Additionally, we believe that excluding stock-based compensation from Adjusted EBITDA assists management and investors in making meaningful comparisons between our operating performance and the operating performance of other companies that may use different forms of employee compensation or different valuation methodologies for their stock-based compensation. Investors should note that stock-based compensation is a key incentive offered to employees whose efforts contributed to the operating results in the periods presented and are expected to contribute to operating results in future periods. Investors should also note that such expenses will recur in the future.

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

(5)	Represents acquisition-related fair value adjustments associated with contract assets acquired in the Parade acquisition. Management excludes these transaction-related adjustments as they are not reflective of our ongoing operational performance.

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
In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2026 in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms due to the material weakness described below.
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
We believe that, notwithstanding the material weakness mentioned above, the unaudited condensed consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, the condensed consolidated balance sheets, statements of operations, stockholders’ deficiency, and cash flows of the Company and its subsidiaries in conformity with U.S. generally accepted accounting principles as of the dates and for the periods stated therein.
Changes in Internal Control over Financial Reporting
Except as described above under “Material Weakness in Internal Control over Financial Reporting and Remediation Plan”, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to claims and litigation arising in the ordinary course of business. Except as described in Note 18, Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not currently subject to any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and operating results, many of which are beyond our control. The following risk factors supplement and, to the extent inconsistent, supersede, the risk factors described in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 (the “2025 Form 10-K”). The risk factors included herein as well as the risk factors described in the 2025 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC in connection with evaluating us, our business and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not known to us at present, or that we currently deem immaterial, may affect us. The occurrence of any of these known or unknown risks could have a material adverse impact on our business, financial condition and results of operations.
Our use and incorporation of a broad range of artificial intelligence technologies in our services and operations present risks, uncertainties, and challenges that could adversely affect our business, financial condition, and results of operations.

Our ability to attract and retain publisher partners, expert contributors, audience, and customers depends on our capacity to develop and support innovative products and services, including through developing or deploying emerging technologies such as artificial intelligence. Some of our products, services, publishing tools and processes leverage AI, including both machine learning and Generative and Agentic AI, and we continue to make investments in initiatives focused on the further development and deployment of these technologies. However, there is no assurance that our use or development of AI will enhance our offerings or services or their marketability, improve operating results, or deliver anticipated benefits, and our initiatives involving AI may be unsuccessful. While implementation of these technologies offers the potential for innovation and competitive differentiation, it also poses significant risks and uncertainties, especially given its early stage of commercial adoption. The use of AI in our initiatives and offerings or services, or in our internal business operations, may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, misappropriation or leakage of proprietary, confidential and personal information, defamation, data privacy, and cybersecurity. Furthermore, the use of AI in the creation of content could have an adverse impact on both traffic and revenue. Any error, defect, or vulnerability in our AI-powered business processes could undermine the quality of our offerings and services, adversely impact our partners’ businesses, subject us or our partners to regulatory scrutiny, fines or litigation and cause reputational harm.

These technologies are subject to an evolving and fragmented legal and regulatory landscape. The absence of a unified regulatory framework, and the risk of divergent or conflicting regulations across jurisdictions applicable to our business, could increase the complexity and costs of compliance for us and our partners. New or changing legal requirements may limit or restrict our use of AI, impose burdensome obligations, or require us to modify or discontinue certain offerings. Any of these factors, alone or in combination, could adversely affect our business, reputation, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Repurchases of Equity Securities
During the three months ended June 30, 2026, the Company did not repurchase any shares of its common stock under its previously announced share repurchase program. As of June 30, 2026, a total of 3,000,000 shares remained available for repurchase under the program. The following table sets forth certain information with respect to repurchases of our common shares during the three months ended June 30, 2026:

Period	Total number of shares (or units) purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
Apr 1- Apr 30, 2026	0	$—	0	3,000,000
May 1- May 31, 2026	0	—	0	3,000,000
Jun 1- Jun 30, 2026	0	—	0	3,000,000
Total	0	$—	0	3,000,000

(1) Average price paid per share includes broker commissions, if any.
(2) On July 31, 2025, we announced a share repurchase program under which we may have repurchased up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. No shares were repurchased under this program prior to its expiration on July 31, 2026.

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

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 2, 2023.
4.1	Specimen Common Stock Certificate, which was filed as Exhibit 4.3 to Amendment No. 1 to Registration Statement on Form SB-2/A (Registration No. 333-48040) on September 23, 1996.
4.2	Form of Bridge Notes. which was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 20, 2022.
4.3	Form of 2023 Notes, which was filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.
31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
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

The Arena Group Holdings, Inc.

Date: August 10, 2026	By:	/s/ PAUL EDMONDSON
Paul Edmondson
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer