Form 10-Q
period 2026-09-30
Paradium.AI, Inc.
filed 2026-11-09
CIK 894871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-12471
PARADIUM.AI, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0232575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, 24th Floor New York, New York	10281
(Address of principal executive offices)	(Zip Code)
(212) 321-5002
(Registrant’s telephone number, including area code)
THE ARENA GROUP HOLDINGS, INC.
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	PAAI	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒
As of November 9, 2026, the Registrant had 47,610,653 shares of common stock outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Paradium.AI, Inc., formerly known as The Arena Group Holdings, Inc. (the “Company,” “we,” “our,” and “us”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, including our artificial intelligence strategy and the anticipated benefits of our rebranding as Paradium.AI, future revenues and income from continuing operations, anticipated audience reach, yield growth and monetization improvements, cost reductions, market growth, liquidity, capital requirements, product introductions and technological capabilities, search engine optimization, and expansion plans. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. We detail these and other risks in our public filings with the Securities and Exchange Commission (the “SEC”), including in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026, in Part II, Item 1A, Risk Factors, in this Quarterly Report and in our other filings with the SEC. The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and our consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
All forward-looking statements in this Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Forward-looking statements speak only as of the date of this Quarterly Report. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report except as may be required by law.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PARADIUM.AI, INC. AND SUBSIDIARIES

PARADIUM.AI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share data)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,135	$10,338
Accounts receivable (net of allowances of $883 and $1,255 at September 30, 2026 and December 31, 2025, respectively)	17,682	22,270
Prepayments and other current assets	949	3,022
Total current assets	28,766	35,630
Property and equipment, net	39	56
Operating lease right-of-use assets	1,801	2,031
Platform development, net	7,370	9,762
Acquired and other intangible assets, net	21,515	22,412
Other long-term assets	127	137
Goodwill	43,127	42,575
Total assets	$102,745	$112,603
Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$2,592	$1,676
Accrued expenses and other	4,630	7,631
Unearned revenue	831	3,251
Subscription and returns reserve liability	305	508
Operating lease liability, current portion	436	402
Liquidated damages payable	3,763	3,535
Current portion of term debt	1,000	—
Total current liabilities	13,557	17,003
Unearned revenue, net of current portion	20	43
Operating lease liability, net of current portion	1,739	2,071
Other long-term liabilities	949	—
Deferred tax liabilities	1,357	733
Term debt	96,418	97,578
Total liabilities	114,040	117,428
Commitments and contingencies (Note 18)
Stockholders' deficiency:
Common stock, $0.01 par value, authorized 1,000,000,000 shares; issued and outstanding: 47,610,653 and 47,594,930 shares at September 30, 2026 and December 31, 2025, respectively	482	482
Additional paid-in capital	349,327	349,198
Accumulated deficit	(361,104)	(354,505)
Total stockholders’ deficiency	(11,295)	(4,825)
Total liabilities and stockholders’ deficiency	$102,745	$112,603
See accompanying notes to condensed consolidated financial statements

PARADIUM.AI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands of dollars, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$20,544	$29,760	$63,133	$106,587
Cost of revenue (includes amortization of platform development and developed technology for the three months ended September 30, 2026 and 2025 of $1,058 and $1,444, respectively, and for the nine months ended September 30, 2026 and 2025 of $3,186 and $3,828, respectively)	14,032	14,833	40,872	50,556
Gross profit	6,512	14,927	22,261	56,031
Operating expenses
Selling and marketing	2,168	1,342	5,844	5,418
General and administrative	4,267	3,213	12,563	14,696
Depreciation and amortization	1,007	877	2,808	2,648
Total operating expenses	7,442	5,432	21,215	22,762
(Loss) income from operations	(930)	9,495	1,046	33,269
Other (expense)
Interest expense, net	(2,473)	(2,857)	(7,344)	(8,806)
Liquidated damages	(77)	(77)	(228)	(228)
Total other expense	(2,550)	(2,934)	(7,572)	(9,034)
(Loss) income before income taxes	(3,480)	6,561	(6,526)	24,235
Income tax benefit (provision)	(285)	304	(73)	(961)
(Loss) income from continuing operations	(3,765)	6,865	(6,599)	23,274
Income from discontinued operations, net of tax	—	—	—	96,250
Net (loss) income	$(3,765)	$6,865	$(6,599)	$119,524
Basic net (loss) income per common share (Note 2):
Continuing operations	$(0.08)	$0.14	$(0.14)	$0.49
Discontinued operations	—	—	—	2.03
Basic net (loss) income per common share	$(0.08)	$0.14	$(0.14)	$2.52
Diluted net (loss) income per common share (Note 2):
Continuing operations	$(0.08)	$0.14	$(0.14)	$0.49
Discontinued operations	—	—	—	2.02
Diluted net (loss) income per common share	$(0.08)	$0.14	$(0.14)	$2.51
Weighted average number of common shares outstanding (Note 1):
Basic	47,610,653	47,392,059	47,604,634	47,387,929
Diluted	47,610,653	47,695,194	47,604,634	47,578,619
See accompanying notes to condensed consolidated financial statements.

PARADIUM.AI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three and Nine Months Ended September 30, 2026

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at July 1, 2026	47,610,653	$482	2,701	$—	$349,307	$(357,339)	$(7,550)
Issuance of common stock for restricted stock units	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(3,765)	(3,765)
Balance at September 30, 2026	47,610,653	$482	2,701	$—	$349,327	$(361,104)	$(11,295)

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance at January 1, 2026	47,594,930	$482	2,701	$—	$349,198	$(354,505)	$(4,825)
Issuance of common stock for restricted stock units	15,723	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	(6,599)	(6,599)
Balance at September 30, 2026	47,610,653	$482	2,701	$—	$349,327	$(361,104)	$(11,295)
See accompanying notes to condensed consolidated financial statements.

PARADIUM.AI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (Unaudited)
(In thousands of dollars, except for share data)
Three and Nine Months Ended September 30, 2025

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance at July 1, 2025	47,564,607	$475	2,701	$—	$348,901	$(366,704)	$(17,328)
Issuance of common stock for restricted stock units	13,695	—	—	—	—	—	—
Common stock withheld for taxes	(2,026)	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options	2,209	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	85	—	85
Net income	—	—	—	$—	—	6,865	6,865
Balance at September 30, 2025	47,578,485	$475	2,701	$—	$348,974	$(359,839)	$(10,390)

	Common Stock		Common To Be Issued
	Shares	Par Value	Shares	Par value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency

Balance at January 1, 2025	47,556,267	$475	2,701	$—	$348,560	$(479,363)	$(130,328)
Issuance of common stock for restricted stock units	26,193	—	—	—	—	—	—
Common stock withheld for taxes	(6,901)	—	—	—	(28)	—	(28)
Issuance of common stock upon exercise of stock options	2,926	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	442	—	442
Net income	—	—	—	—	—	119,524	119,524
Balance at September 30, 2025	47,578,485	$475	$2,701	$—	$348,974	$(359,839)	$(10,390)
See accompanying notes to condensed consolidated financial statements.

PARADIUM.AI, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities
Net (loss) income	$(6,599)	$119,524
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	17	87
Amortization of platform development and intangible assets	5,977	6,389
Amortization of debt costs	39	95
Liquidated damages	228	228
Stock-based compensation	129	414
Deferred income taxes	72	70
Provision for credit losses	(19)	219
Non-cash lease expense	(68)	—
Other, net	(24)	2
Change in operating assets and liabilities:
Accounts receivable	4,640	4,695
Prepayments and other current assets	2,073	(1,165)
Other long-term assets	10	11
Accounts payable	916	(4,627)
Accrued expenses and other	(2,551)	(52,999)
Unearned revenue	(2,451)	(46,622)
Subscription and returns reserve liability	(203)	(612)
Operating lease liability	—	422
Net cash provided by operating activities	2,186	26,131
Cash flows from investing activities
Acquisition of business, net of cash acquired	(970)	—
Purchases of intangible assets	(450)	(1,000)
Capitalized platform development	(769)	(6,291)
Net cash used in investing activities	(2,189)	(7,291)
Cash flows from financing activities
Repayment of Simplify loan	—	(10,651)
Payments of debt issuance costs	(200)	—
Payments of taxes from common stock withheld	—	(28)
Net cash used in financing activities	(200)	(10,679)
Net change in cash and cash equivalents	(203)	8,161
Cash and cash equivalents — beginning of year	10,338	4,362
Cash and cash equivalents — end of period	$10,135	$12,523
Supplemental disclosures of cash flow information
Cash paid for interest	$7,409	$8,722
Cash paid for income taxes	351	517
Noncash investing and financing activities
Reclassification of stock-based compensation to platform development	$—	$25
Contingent consideration recognized in acquisition of business	949	—
See accompanying notes to condensed consolidated financial statements.

PARADIUM.AI, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, unless otherwise stated)
1. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Paradium.AI, Inc., formerly known as The Arena Group Holdings, Inc., and its wholly owned subsidiaries (collectively, the “Company”), after eliminating all significant intercompany balances and transactions. The Company changed its name effective August 31, 2026. On that date, its common stock began trading on the NYSE American under the ticker symbol “PAAI,” replacing “AREN”.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026.
The condensed consolidated financial statements as of September 30, 2026, and for the three months and nine months ended September 30, 2026 and 2025, are unaudited but, in management’s opinion, include all adjustments necessary for a fair presentation of the results of interim periods. All such adjustments are of a normal recurring nature. The year-end condensed consolidated balance sheet as of December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.
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
In addition, the Company competes with many companies that currently have extensive and well-funded projects, marketing and sales operations as well as extensive human capital. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid technological advancement and market demands, particularly in artificial intelligence, generative tools, and evolving search engine algorithms. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. Changes in algorithms may affect search engine rankings throughout the sector and potentially lead to decreased traffic to the Company's websites. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.
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

(Loss) income per Common Share
Basic net (loss) income per common share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) income per common share is computed using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of stock awards, and in the three and nine months ended September 30, 2025, the Company's Series G convertible preferred stock.

The following table sets forth the computation of basic and diluted (loss) income per common share attributable to the Company’s stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
(Loss) income from continuing operations	$(3,765)	$6,865	$(6,599)	$23,274
Income from discontinued operations, net of tax	—	—	—	96,250
Net (loss) income	$(3,765)	$6,865	$(6,599)	$119,524

Denominator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average number of shares of common stock outstanding - basic (1)	47,610,653	47,392,059	47,604,634	47,387,929
Add: effect of dilutive Series G convertible preferred stock (2)	—	8,582	—	8,582
Add: effect of dilutive restricted stock units	—	19,551	—	7,214
Add: effect of dilutive common stock options	—	275,002	—	174,894
Weighted average number of common shares outstanding – dilutive	47,610,653	47,695,194	47,604,634	47,578,619

Net (loss) income from continuing operations	$(0.08)	$0.14	$(0.14)	$0.49
Net (loss) income from discontinued operations	—	—	—	2.03
Basic net (loss) income per common share	$(0.08)	$0.14	$(0.14)	$2.52

Net (loss) income from continuing operations	$(0.08)	$0.14	$(0.14)	$0.49
Net (loss) income from discontinued operations	—	—	—	2.02
Diluted net (loss) income per common share	$(0.08)	$0.14	$(0.14)	$2.51
(1)    Includes: restricted stock awards only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; restricted stock units only when the underlying restrictions expire, the shares are no longer forfeitable, and are thus vested; and contingently issuable shares only when there are no circumstances under which those shares would not be issued.
(2) On December 9, 2025, 168 shares of Series G Convertible Preferred Stock were converted to common stock. As a result, no convertible preferred shares are outstanding as of September 30, 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Financing Warrants (1)	—	39,774	—	39,774
AllHipHop Warrants (1)	—	5,682	—	5,682
Publisher Partner Warrants (1)	—	9,800	—	9,800
Restricted stock units	—	4,035	—	30,800
Common stock options	2,996,449	2,830,470	2,996,449	2,930,578
Anti-dilutive securities, excluded	2,996,449	2,889,761	2,996,449	3,016,634
(1) Financing Warrants, AllHipHop Warrants, and Publisher Partner Warrants were all either expired, forfeited, or cancelled as of December 31, 2025.

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
On April 29, 2025, the ABG Group Legal Matters (as further described in Note 18) were resolved through a confidential settlement with outstanding liabilities being released by all parties. The remaining assets and liabilities of the SI Business were settled.
The table below sets forth the income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue (1)	$—	$—	$—	$45,107
Cost of revenue (2)	—	—	—	(1,367)
Gross profit	$—	$—	$—	$46,474
Operating expenses:
Selling and marketing (2)	$—	$—	$—	$(805)
General and administrative (3)	—	—	—	(48,971)
Total operating expenses (income)	$—	$—	$—	$(49,776)
Income from discontinued operations	—	—	—	96,250
Net income from discontinued operations	$—	$—	$—	$96,250
(1)    Revenue for the three and nine months ended September 30, 2025 includes the derecognition of SI related subscription liabilities of $45,107 for which the Company has no remaining obligations.
(2)    Cost of revenue and selling and marketing expenses for the three and nine months ended September 30, 2025, include adjustments to previously reported accounts payable that were settled for a reduced amount.
(3) General and administrative expenses for the three and nine months ended September 30, 2025, include a reversal of SI business related liabilities, including a $45,000 termination fee liability (recorded in the nine months ended September 30, 2025), a $3,750 royalty fee liability and $221 of previously reported accounts payable that was settled for a reduced amount.
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
Acquisition of InfoSentience
On August 1, 2026, the Company acquired 100% of the outstanding equity interests of Fantasy Journalist, Inc. (d/b/a InfoSentience). InfoSentience develops technology that converts structured data into automated narrative reports. The acquisition expands the Company's automated reporting capabilities and adds InfoSentience's proprietary technology, customer operations, and engineering personnel.
The Company accounted for the transaction as a business combination in accordance with ASC 805. Total consideration transferred was $1,949, consisting of $1,000 paid in cash at closing and $949 of contingent consideration payable in cash over a three-year earn out period.
The earn out is calculated as 10% of qualifying Net Revenue (as defined in the purchase agreement) attributable to incremental new customers during the first year following closing, 25% of qualifying Net Revenue from both new and existing customers during the second year, and 30% of qualifying Net Revenue from both new and existing customers during the third year. The contingent consideration is classified as a liability and is remeasured at fair value at each reporting date; changes arising from post-acquisition performance are recognized in earnings.
The following table summarizes the allocation of consideration to the assets acquired and liabilities assumed as of the acquisition date:

Assets Acquired and Liabilities Assumed	Amount
Cash	$30
Accounts receivable	33
Technology intangible asset	1,647
Customer relationship intangible asset	247
Goodwill	552
Total assets acquired	$2,509

Deferred revenue	$(8)
Deferred tax liability	(552)
Net assets acquired	$1,949

The technology intangible asset represents proprietary software and related intellectual property and is amortized on a straight-line basis over its estimated useful life of three years. The customer relationship intangible asset of $247 is amortized on a straight-line basis over its estimated useful life of two years.

Supplemental Pro Forma Information (Unaudited)

The following unaudited supplemental pro forma information presents the Company's revenue and net (loss) income as if the acquisition of InfoSentience had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Paradium. AI revenue	$20,544	$29,760	$63,133	$106,587
InfoSentience pre-acquisition revenue	38	137	268	411
Pro forma revenue	$20,582	$29,897	$63,401	$106,998

Paradium. AI net (loss) income from continuing operations	$(3,765)	$6,865	$(6,599)	$23,274
InfoSentience pre-acquisition net income	8	8	57	23
Additional purchase price allocation amortization	(56)	(168)	(392)	(504)
Pro forma net (loss) income from continuing operations	$(3,813)	$6,705	$(6,934)	$22,793

Acquisition of TravelHost

On May 12, 2025, the Company entered into a Membership Interest Purchase Agreement to purchase 100% of the membership interests of TravelHost LLC ("TravelHost") from Simplify Inventions LLC ("Simplify"), a related party as further described in Note 17, Related Party Transactions, for a purchase price of $1,000. Because TravelHost is an affiliate of the Company under common control of Simplify, the Company accounted for the transaction as a common control transfer of assets and recorded the acquired intangible assets at Simplify’s carryover basis within intangible assets, net in the accompanying condensed consolidated balance sheets.

4. Balance Sheet Components
The components of certain balance sheet amounts are as follows:
Accounts Receivable and Allowance for Credit Losses – The Company receives payments from advertising, performance marketing and syndication customers based upon contractual payment terms; accounts receivable are recorded when the right to consideration becomes unconditional and are generally collected within 90 days. Accounts receivable from merchant credit card processors are recorded when the right to consideration becomes unconditional and are generally collected weekly. Accounts receivable have been reduced by an allowance for credit losses. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Accounts receivable are written off when deemed uncollectible and collection of the receivable is no longer being actively pursued. Accounts receivable as of September 30, 2026 and December 31, 2025 of $17,682 and $22,270, respectively, are presented net of allowance for credit losses.
The following table summarizes the allowance for credit losses activity:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Allowance for credit losses beginning of year	$1,255	$1,458
Additions	—	614
Reduction in reserve	(19)	—
Deductions - write-off	(353)	(817)
Allowance for credit losses end of period	$883	$1,255

Prepayments and Other Current Assets – Prepayments and other current assets are summarized as follows:

	As of
	September 30, 2026	December 31, 2025
Prepaid expense	$707	$1,102
Prepaid supplies	242	626
Employee retention credits	—	1,294
Total prepayments and other current assets	$949	$3,022
The Company believed it qualified for a refundable employee retention credit under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and its subsequent extensions, provided certain criteria were met. However, the Company was notified in August 2026 that its employee retention credit claim had been disallowed. Consequently, the outstanding receivable balance shown in the table above is $0 as of September 30, 2026 compared to $1,294 as of December 31, 2025. The Company plans to appeal this decision.

Property and Equipment – Property and equipment are summarized as follows:

	As of
	September 30, 2026	December 31, 2025
Office equipment and computers	$1,777	$1,777
Leasehold improvements	54	54
Furniture and fixtures	133	133
	1,964	1,964
Less accumulated depreciation and amortization	(1,925)	(1,908)
Net property and equipment	$39	$56
Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $2 and $15, respectively. Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $17 and $87, respectively. No impairment charges for either the three and nine months ended September 30, 2026 or 2025 were incurred.
Platform Development – Platform development costs are summarized as follows:

	As of
	September 30, 2026	December 31, 2025
Platform development	$12,410	$38,499
Less accumulated amortization	(5,040)	(28,737)
Net platform development	$7,370	$9,762
A summary of platform development activity for the nine months ended September 30, 2026 is as follows:

Platform development beginning of period	$38,499
Capitalized costs	769
Less dispositions (1)	(26,858)
Total capitalized costs	12,410
Platform development end of period	$12,410
(1) Dispositions represent fully amortized legacy platform costs written-off upon decommissioning and replacement.

Amortization expense for platform development for the three months ended September 30, 2026 and 2025 was $1,058 and $1,444, respectively. Amortization expense for platform development for the nine months ended September 30, 2026 and 2025 was $3,186 and $3,828, respectively. Amortization expense for platform development is included in cost of revenue on the condensed consolidated statements of operations. No impairment charges for platform development for either the three and nine months ended September 30, 2026 or 2025 were recorded on the condensed consolidated statements of operations.
Intangible Assets – Intangible assets subject to amortization consisted of the following:

	As of September 30, 2026			As of December 31, 2025
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$1,647	$(91)	$1,556	$17,333	$(17,333)	$—
Brand name	14,265	(5,225)	9,040	15,115	(5,118)	9,997
Trade name	4,433	(1,493)	2,940	5,181	(2,052)	3,129
Subscriber relationships	2,150	(2,056)	94	2,150	(1,634)	516
Advertiser relationships	14,766	(6,881)	7,885	14,519	(5,749)	8,770
Database	—	—	—	1,140	(1,140)	—
Digital content	—	—	—	355	(355)	—
Total intangible assets	$37,261	$(15,746)	$21,515	$55,793	$(33,381)	$22,412
Intangible assets subject to amortization were recorded as part of the Company’s business acquisitions. Amortization expense for the three months ended September 30, 2026 and 2025 was $1,005 and $862, respectively, and is included in depreciation and amortization on the condensed consolidated statements of operations. Amortization expense for the nine months ended September 30, 2026 and 2025 was $2,791 and $2,561, respectively, and is included in Depreciation and amortization on the condensed consolidated statements of operations.
No impairment charges from continuing operations were recorded for intangible assets for the three or nine months ended September 30, 2026 and 2025.
Accrued Expenses and Other – Accrued expenses and other are summarized as follows:

	As of
	September 30, 2026	December 31, 2025
General accrued expenses	$1,977	$3,264
Accrued payroll and related taxes	305	89
Accrued publisher expenses	2,238	3,619
Acquisition-related collections payable	60	320
Other accrued expenses	50	339
Total accrued expenses and other	$4,630	$7,631
Other Long-term Liabilities – As of September 30, 2026, other long-term liabilities included $949 of contingent consideration payable related to the InfoSentience acquisition (see Note 3- Acquisitions and Dispositions).
5. Leases
The Company has a real estate lease for the use of office space. In March 2026, the Company entered into an operating sublease agreement for a portion of office space that it previously occupied. Sublease income is recognized on a straight-line basis over the sublease term and totaled $161 and $347 for the three and nine months ended September 30, 2026.

The table below presents supplemental information related to the operating lease:

	Nine Months Ended September 30,
	2026	2025
Operating lease costs during the period	$422	$422
Operating sublease income	(347)	—
Cash payments included in the measurement of operating lease liabilities during the period (1)	489	—
Weighted-average remaining lease term (in years) as of period-end	4.17	5.17
Weighted-average discount rate during the period	10.9%	10.9%
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
The components of operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs included in:
General and administrative	$141	$140	$422	$422
Total operating costs	141	140	422	422
Less sublease income	(161)	—	(347)	—
Total operating lease (income) costs, net	$(20)	$140	$75	$422
Maturities of the operating lease liabilities as of September 30, 2026 are summarized as follows:

Years Ending December 31,
2026 (remaining three months of the year)	$163
2027	652
2028	652
2029	652
2030	597
Thereafter	—
Minimum lease payments	2,716
Less imputed interest	(541)
Present value of operating lease liabilities	2,175
Current portion of operating lease liabilities	436
Long-term portion of operating lease liabilities	1,739
Total operating lease liabilities	$2,175

6. Goodwill
Goodwill is as follows:

	As of
	September 30, 2026	December 31, 2025

Carrying value at beginning of year	$42,575	$42,575
Goodwill recognized from the acquisition of InfoSentience	552	—
Carrying value at end of period	$43,127	$42,575
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
Obligations with respect to the liquidated damages payable are summarized as follows:

	As of September 30, 2026
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$—	$—	$15
Series H convertible preferred stock (2)	567	574	1,035	2,176
Convertible debentures (2)	—	144	119	263
Series J convertible preferred stock (2)	152	152	228	532
Series K convertible preferred stock (2)	166	70	541	777
Total	$900	$940	$1,923	$3,763

	As of December 31, 2025
	Registration Rights Damages	Public Information Failure Damages	Accrued Interest	Balance
MDB common stock to be issued (1)	$15	$—	$—	$15
Series H convertible preferred stock (2)	567	574	933	2,074
Convertible debentures (2)	—	144	106	250
Series J convertible preferred stock (2)	152	152	201	505
Series K convertible preferred stock (2)	166	70	455	691
Total	$900	$940	$1,695	$3,535
(1)Consists of shares of common stock issuable to MDB Capital Group, LLC (“MDB”).
(2)Represents previously issued and converted debt or equity securities.
As of September 30, 2026 and December 31, 2025, the short-term liquidated damages payable were $3,763 and $3,535, respectively. The Company will continue to accrue interest on the liquidated damages balance at 1.0% per month based on the balance outstanding as of September 30, 2026, or $3,763, until paid. There is no scheduled date when the unpaid liquidated damages become due.
During the three months ended September 30, 2026 and 2025, the Company recorded accrued interest on liquidated damages of $77 in each period. During the nine months ended September 30, 2026 and 2025, the Company recorded accrued interest on liquidated damages of $228 in each period.

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
The Company’s financial instruments may consist of Level 1, Level 2 and Level 3 valuations. As of September 30, 2026 and December 31, 2025, the Company’s cash equivalents of $4,343 and $4,241, respectively, were Level 1 assets and included savings deposits, overnight investments, and other liquid funds with financial institutions.
The Company’s Term Debt (as described below) is carried at amortized cost, with a carrying value of $97,418 as of September 30, 2026 and $97,578 as of December 31, 2025. The carrying value of the Company's long-term debt with fixed interest rates approximates fair value based on instruments with similar terms (Level 2), as of September 30, 2026.
The Company’s contingent consideration liability related to the InfoSentience acquisition (see Note 3) is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and was $949 at both the acquisition date and September 30, 2026.
9. Simplify Loan
On August 19, 2024, the Company entered into an amended and restated promissory note (the “Amended Promissory Note”), in connection with the amendment to the March 13, 2024 working capital loan agreement with Simplify Inventions, LLC ("Simplify"), a related party as further described in Note 17 (the “Simplify Loan”), pursuant to which the Company had available up to $50,000 at ten percent (10.0%) interest rate per annum (the “Applicable Interest Rate”). The Simplify Loan was secured by certain assets of the Company and its subsidiaries, which were also guarantors of the obligations. In the event of a default, including but not limited to the failure to pay any amounts when due, the interest would accrue at the Applicable Interest Rate plus five percent (5.0%) and the Simplify Loan would have been payable upon demand to Simplify.
On December 31, 2025, the Company entered into Amendment No. 2 to the Simplify Loan, which reduced the maximum principal amount available under the Simplify Loan to $25,000 and extended the maturity date to December 1, 2027. All other material terms and conditions of the Simplify Loan, as previously disclosed, remained unchanged. As of September 30, 2026 and December 31, 2025, there was no outstanding balance on the Simplify Loan.
Effective August 7, 2026, in connection with the Company’s refinancing with Renew Group Private Limited ("Renew") (as described in Note 10 – Term Debt), the Company terminated the Simplify Loan and canceled the Amended Promissory Note. No principal or accrued and unpaid interest was outstanding at the termination date. As of September 30, 2026, Simplify had released the liens and security interests securing the facility, and the Company had no further obligations under the Simplify Loan.

Information for the three and nine months ended September 30, 2026 and 2025, with respect to interest expense related to the Simplify Loan is provided under the heading Interest Expense in Note 11.
10. Term Debt

2026 Term Loan

On August 7, 2026, the Company entered into a loan agreement with Renew, a related party (see Note 17, Related Party Transactions), which contemporaneously refinanced the "Senior Secured Notes", "Delayed Draw Term Notes", "2022 Bridge Notes", and "2023 Notes") into a single term loan facility. The new loan agreement (the "2026 Term Loan") extended the maturity of the Term Debt to August 6, 2029, and added new financial covenants to be tested quarterly on a trailing twelve-month basis, commencing on September 30, 2026. The interest rate remained unchanged from the Term Debt at 10.0%, with an aggregate principal balance of $97,691. The 2026 Term Loan requires quarterly principal payments of $1,000 beginning September 30, 2027, with the remaining principal balance due on August 6, 2029. Interest is payable quarterly in arrears, beginning September 30, 2026. The facility is secured by substantially all existing and future assets of the Company, including accounts, inventory, equipment, intellectual property, deposit accounts, and equity interests in subsidiaries. Additionally, it is fully, unconditionally, jointly, and severally guaranteed by certain of the Company's subsidiaries.

The refinancing was accounted for as a debt modification. Direct creditor fees of $200 paid to Renew and $79 of remaining unamortized issuance costs were capitalized against the debt carrying value and are being amortized over the remaining term on a straight-line basis, which approximates the effective interest method (effective rate of 10.5%).
Financial Covenants
The 2026 Term Loan agreement contains customary affirmative and negative covenants. Covenants are determined in accordance with the specific definitions set forth in the 2026 Term Loan agreement, which permit adjustments that may differ from non-GAAP financial measures presented elsewhere in this Quarterly Report. These covenants include:
•Fixed Charge Coverage Ratio (FCCR): Minimum ratio of 1.20 to 1.00, tested quarterly beginning with the quarter ending September 30, 2026. The ratio is calculated on a trailing twelve month basis as EBITDAR (earnings before interest, taxes, depreciation, amortization, and rent) less unfunded capital expenditures to fixed charges (consisting of cash distributions, dividends, cash taxes, cash interest, and scheduled principal payments).
•Total Net Leverage Ratio: Maximum ratio of 3.50 to 1.00, tested quarterly beginning with the quarter ending September 30, 2026. The ratio is calculated on a trailing twelve month basis as total debt less cash and cash equivalents to EBITDA (earnings before interest, taxes, depreciation, and amortization), as adjusted for specified non-recurring or unusual items, restructuring charges, severance, and other adjustments mutually agreed to or permitted under the 2026 Term Loan agreement.
•Maximum Permitted Indebtedness: Aggregate principal indebtedness capped at $125,000.
Senior Secured Notes
The terms of the Senior Secured Notes provided for:

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

●	a maturity date of December 31, 2027, subject to certain acceleration conditions

Delayed Draw Term Notes

The terms of the Delayed Draw Term Notes provided for:

●	an interest rate of 10.0% per annum, subject to adjustment in the event of default;

●
interest on the notes payable after February 15, 2022, at the agent’s sole discretion, either (a) in cash quarterly in arrears on the last day of each fiscal quarter or (b) by continuing to add such interest due on such payment dates to the principal amount of the notes; and

●	a maturity date on December 31, 2027, subject to certain acceleration terms.

2022 Bridge Notes

The terms of the 2022 Bridge Notes provided for:

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

The terms of the 2023 Notes dated August 14, 2023, provided for:

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

The following table summarizes Term Debt:

	As of September 30, 2026			As of December 31, 2025
	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Value
2026 Term Loan, effective interest rate of 10.5% as of September 30, 2026	$97,691	$(273)	$97,418	$—	$—	$—
Senior Secured Notes, effective interest rate of 10.1% as of December 31,2025, as amended	—	—	—	$55,328	$(80)	$55,248
Delayed Draw Term Notes, effective interest rate of 12.6% as of December 31,2025, as amended	—	—	—	3,531	(9)	3,522
2022 Bridge Notes, effective interest rate of 11.5% as of December 31,2025, as amended	—	—	—	31,772	(24)	31,748
2023 Notes, effective interest rate of 12.4% as of December 31,2025, as amended	—	—	—	7,060	—	7,060
Total	$97,691	$(273)	$97,418	$97,691	$(113)	$97,578
The debt issuance costs incurred, as amended based on certain debt modifications, are being amortized on a straight-line basis (which approximates the effective interest method) over the applicable term of the 2026 Term Loan.
Information for the three and nine months ended September 30, 2026 and 2025 with respect to interest expense related to the 2026 Term Loan and Term Debt is provided below.

11. Interest Expense
The following table represents interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of debt costs:
Term Debt (related party)	$11	$32	$39	$95
Total amortization of debt costs	11	32	39	95
Cash paid interest:
Simplify Loan (related party)	—	7	—	315
Term Debt (related party)	2,497	2,829	7,409	8,394
Other	—	—	—	13
Total cash paid interest	2,497	2,836	7,409	8,722
Less: Interest Income	(35)	(11)	(104)	(11)
Total interest expense, net	$2,473	$2,857	$7,344	$8,806

12. Preferred Stock
The Company has the authority to issue 1,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2026, no shares of preferred stock were outstanding.
13. Stockholders’ Deficiency
Common Stock
The Company has the authority to issue 1,000,000,000 shares of common stock, $0.01 par value per share.
Restricted Stock Units – The Company issued, in connection with the vesting of restricted stock units, 0 and 13,695 shares of the Company’s common stock during the three months ended September 30, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency. The Company issued, in connection with the vesting of restricted stock units, 15,723 and 26,193 shares of the Company’s common stock during the nine months ended September 30, 2026 and 2025, respectively, as reflected on the condensed consolidated statements of stockholders’ deficiency.
Common Stock Withheld – The Company recorded the repurchase of 0 shares related to vested restricted common stock for the payment for taxes of $0 during the three months ended September 30, 2026, and the repurchase of 2,026 shares related to vested restricted common stock for the payment for taxes of $12 during the three months ended September 30, 2025, as reflected on the condensed consolidated statements of stockholders’ deficiency. The Company recorded the repurchase of 0 shares related to vested restricted common stock for the payment for taxes of $0 during the nine months ended September 30, 2026, and the repurchase of 6,901 shares related to vested restricted common stock for the payment for taxes of $28 during the nine months ended September 30, 2025, as reflected on the condensed consolidated statements of stockholders’ deficiency.
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
Stock-based compensation and equity-based expense charged to operations or capitalized are summarized as follows:

	Three Months Ended September 30, 2026
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$1	$—	$1
Selling and marketing	—	—	—	—
General and administrative	—	19	—	19
Total costs charged to operations	—	20	—	20
Total stock-based compensation	$—	$20	$—	$20

	Nine months ended September 30, 2026
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$6	$—	$6
Selling and marketing	—	1	—	1
General and administrative	67	55	—	122
Total costs charged to operations	67	62	—	129
Total stock-based compensation	$67	$62	$—	$129

	Three Months Ended September 30, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$13	$3	$16
Selling and marketing	—	10	—	10
General and administrative	38	21	—	59
Total costs charged to operations	38	44	3	85
Capitalized platform development	—	—	—	—
Total stock-based compensation	$38	$44	$3	$85

	Nine Months Ended September 30, 2025
	Restricted Stock	Equity Plans	Warrants	Totals
Cost of revenue	$—	$109	$10	$119
Selling and marketing	12	42	—	54
General and administrative	123	121	—	244
Total costs charged to operations	135	272	10	417
Capitalized platform development	—	25	—	25
Total stock-based compensation	$135	$297	$10	$442
Unrecognized compensation expense and expected weighted-average period to be recognized related to the stock-based compensation awards and equity-based awards as of September 30, 2026 were as follows:

	Restricted Stock	Equity Plans	Warrants	Totals
Unrecognized compensation cost	$—	$182	$—	$182
Weighted-average period expected to be recognized (in years)	0	2.42	0	2.42

15. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue by category, geographical market and timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by category:
Digital revenue
Digital advertising	$12,340	$17,946	$37,038	$71,456
Digital subscriptions	784	1,492	2,405	4,642
Publisher revenue	3,209	5,495	10,964	14,220
Performance marketing	2,792	4,043	8,190	14,563
Other digital revenue	1,312	291	3,957	761
Total digital revenue	20,437	29,267	62,554	105,642
Print revenue
Print revenue	107	493	579	945
Total revenue	$20,544	$29,760	$63,133	$106,587
Revenue by geographical market:
United States	$17,910	$28,364	$57,148	$101,215
Other	2,634	1,396	5,985	5,372
Total	$20,544	$29,760	$63,133	$106,587
Revenue by timing of recognition:
At point in time	$17,436	$23,475	$52,916	$90,477
Over time	3,108	6,285	10,217	16,110
Total	$20,544	$29,760	$63,133	$106,587
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
The following table provides information about contract balances:

	As of
	September 30, 2026	December 31, 2025
Unearned revenue (short-term contract liabilities):
Digital revenue	$831	$3,251
Unearned revenue (long-term contract liabilities):
Digital revenue	$20	$43
Revenue recognized during the three months ended September 30, 2026 and 2025, which was included in the unearned revenue balance at the beginning of each period, was $798 and $828, respectively. Revenue recognized during the nine months ended September 30, 2026 and 2025, which was included in the unearned revenue balance at the beginning of each period, was $2,685 and $4,334, respectively.

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
The income tax provision ETR for the three months ended September 30, 2026 and 2025 was -9.23% and -4.63%, respectively. The income tax provision ETR for the nine months ended September 30, 2026 and 2025 was -1.54% and -3.97%, respectively. The decrease in the ETR for the three months ended September 30, 2026 and increase in ETR for the nine months ended September 30, 2026, compared to the same periods in 2025, was primarily due to a decrease in pre-tax book income in the three and nine months ended September 30, 2026 as compared to the income for the same periods in 2025.
The Company's ETR for the nine months ended September 30, 2026 and 2025 remained below the U.S. federal statutory rate primarily due to the impact of the full valuation allowance. As of September 30, 2026, the Company maintains a valuation allowance against certain deferred tax assets, primarily related to net operating loss carryforwards and other deductible temporary differences. The realizability of deferred tax assets is assessed each reporting period based on all available positive and negative evidence.
For the nine months ended September 30, 2026, the Company incurred a pretax loss. While the Company is presently in a cumulative three-year income position, as some significant losses incurred in prior years are no longer included in the calculation, management currently forecasts a loss in the subsequent quarter and a cumulative pretax loss for the full fiscal year. Improved operating performance expected in future periods represents positive evidence that may, if sustained, support the realization of certain deferred tax assets.
While the positive evidence has not yet outweighed the historical negative evidence as of September 30, 2026, achievement of forecasted results could result in a partial or full release of the valuation allowance in a future interim period. Any such release, if recognized, could materially affect income tax expense and the effective tax rate.
As of September 30, 2026 and December 31,2025, the Company had no uncertain tax positions or interest and penalties accrued related to income taxes.
17.  Related Party Transactions
Principal Stockholders
Term Debt – In connection with the August 7, 2026, refinancing (as described in Note 10 – Term Debt), the Company paid Renew a $200 closing fee. As of September 30, 2026, the outstanding principal balance on the Term Debt with Renew was $97,691. For the three months ended September 30, 2026 and 2025, the Company paid interest totaling $2,497 and $2,829, respectively. For the nine months ended September 30, 2026 and 2025, the Company paid interest totaling $7,409 and $8,394, respectively.

Simplify Loan – Effective August 7, 2026, in connection with the Company’s refinancing with Renew, the Company terminated the Simplify Loan and canceled the Amended Promissory Note. No principal or accrued and unpaid interest was outstanding at the termination date. Simplify released the liens and security interests securing the facility, and the Company has no further obligations under the Simplify Loan. For the three and nine months ended September 30, 2025, the Company paid interest totaling $7 and $315, respectively, under the Simplify Loan. The Company did not have any loan transactions with Simplify in the three or nine months ended September 30, 2026.
Simplify Revenue – For the three months ended September 30, 2026 and 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, LLC (“Living Essentials”), an affiliated entity of Simplify, totaling $60 and $863, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized digital advertising revenue from transactions with Living Essentials, totaling $410 and $2,693, respectively. The outstanding accounts receivable due from Living Essentials were $60 as of September 30, 2026 and $193 as of December 31, 2025.
Simplify Expenses – For the three and nine months ended September 30, 2026, the Company recognized a reduction of expenses from transactions with Agency 5, LLC ("Agency 5"), an affiliated entity of Simplify, totaling $0 and $51, respectively. No transactions were recorded for the three and nine months ended September 30, 2025. The outstanding accounts receivable due from Agency 5 were $0 as of September 30, 2026 and $70 as of December 31, 2025.
Common Stock Owned by Simplify – Based on the Schedule 13D/A filed with the SEC on December 27, 2024 (which is its most recent filing), Simplify owns approximately 71.13% of the outstanding shares of the Company’s common stock. As a result, Simplify has the ability to determine the outcome of any issue submitted to the Company’s stockholders for approval, including the election of directors.
MBX Lease - For the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025, the Company made lease payments of $171 and $178, respectively, and $514 and $235, respectively. The lease agreement is held by MBX Clearing, LLC ("MBX"), an affiliate of Simplify. Payments were made on behalf of MBX directly to MBX's lessor. The Company is not a party to the lease contract but does occupy a portion of the leased office space.
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
Management believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows; however, in light of the uncertainties involved in such matters, there can be no assurance that the outcome of each case or the costs of litigation, regardless of outcome, will not have a material adverse effect on the Company’s business. The Company continues to monitor these matters and will update its assessments as new information becomes available.
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
ABG Group Legal Matters
On March 18, 2024, the Company discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”). The disposal of the SI Business represented the discontinuation of the Company’s print subscription business, which was a component that represented a strategic shift that had a major effect on the Company’s financial results, and the component was classified as a discontinued operation.
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
The following tables summarize key financial information by segment:

	Three Months Ended September 30, 2026
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$3,949	$3,372	$4,439	$580
Digital subscriptions	—	750	—	34
Publisher revenue	1,384	697	898	230
Performance Marketing	640	904	1,234	14
Other digital revenue	307	62	32	911
Total digital revenue	6,280	5,785	6,603	1,769
Print revenue	13	—	94	—
Total revenue	6,293	5,785	6,697	1,769	$20,544

Less: (1)
External Cost of Content	980	742	992	537
Internal Cost of Content	1,590	1,071	1,457	311
Technology costs	698	326	416	277
Print, distribution and fulfillment costs	11	—	71	—
Other segment items (2)	5	—	—	462
Segment gross profit	$3,009	$3,646	$3,761	$182	10,598

Reconciliation of Segment Gross Profit to Loss Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	564
Technology costs	2,464
Amortization of developed technology and platform development	1,058
Selling and marketing	2,168
General and administrative	4,267
Depreciation and amortization	1,007
Interest expense, net	2,473
Liquidated damages	77
Total unallocated costs	14,078
Loss before income taxes	$(3,480)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items primarily consist of sponsored content costs.

	Three Months Ended September 30, 2025
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$4,875	$5,318	$6,268	$1,485
Digital subscriptions	—	1,499	—	(7)
Publisher revenue	2,350	502	1,934	709
Performance Marketing	910	1,900	1,233	—
Other digital revenue	80	—	(1)	212
Total digital revenue	8,215	9,219	9,434	2,399
Print revenue	75	4	414	—
Total revenue	8,290	9,223	9,848	2,399	$29,760

Less: (1)
External Cost of Content	1,205	905	1,352	1,480
Internal Cost of Content	1,541	1,773	1,618	130
Technology costs	958	723	683	449
Print, distribution and fulfillment costs	—	—	275	(373)
Other segment items	—	—	—	18
Segment gross profit	$4,586	$5,822	$5,920	$695	17,023

Reconciliation of Segment Gross Profit to Income Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	(279)
Technology costs	931
Amortization of developed technology and platform development	1,444
Selling and marketing	1,342
General and administrative	3,213
Depreciation and amortization	877
Interest expense, net	2,857
Liquidated damages	77
Total unallocated costs	10,462
Income before income taxes	$6,561
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.

	Nine months ended September 30, 2026
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$10,586	$10,287	$14,240	$1,925
Digital subscriptions	—	2,250	—	155
Publisher revenue	5,053	1,911	2,855	1,145
Performance Marketing	2,073	2,319	3,710	88
Other digital revenue	762	133	88	2,974
Total digital revenue	18,474	16,900	20,893	6,287
Print revenue	132	10	436	1
Total revenue	18,606	16,910	21,329	6,288	$63,133

Less: (1)
External Cost of Content	2,819	2,442	3,469	2,015
Internal Cost of Content	4,665	2,932	4,135	915
Technology costs	2,096	767	1,110	651
Print, distribution and fulfillment costs	14	—	301	—
Other segment items (2)	34	—	27	1,872
Segment gross profit	$8,978	$10,769	$12,287	$835	32,869

Reconciliation of Segment Gross Profit to Loss Before Income Taxes:
Unallocated cost of revenue amounts:
Internal cost of content	1,556
Technology costs	5,866
Amortization of developed technology and platform development	3,186
Selling and marketing	5,844
General and administrative	12,563
Depreciation and amortization	2,808
Interest expense, net	7,344
Liquidated damages	228
Total unallocated costs	39,395
Loss before income taxes	$(6,526)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items primarily consist of sponsored content costs.

	Nine Months Ended September 30, 2025
	Sports & Leisure	Finance	Lifestyle	Platform & Other	Total
Digital advertising	$27,104	$17,531	$20,244	$6,577
Digital subscriptions	–	4,627	–	15
Publisher revenue	6,601	1,602	4,552	1,465
Performance Marketing	3,516	6,651	4,396	–
Other digital revenue	127	–	–	634
Total digital revenue	37,348	30,411	29,192	8,691
Print revenue	128	7	810	–
Total revenue	$37,476	$30,418	$30,002	$8,691	$106,587

Less: (1)
External Cost of Content	6,353	2,859	3,534	4,918
Internal Cost of Content	5,273	5,659	6,024	191
Technology costs	2,880	1,784	1,748	1,133
Print, distribution and fulfillment costs	(46)	–	571	(659)
Other segment items	4	2	–	18
Segment gross profit	$23,012	$20,114	$18,125	$3,090	$64,341

Reconciliation of Segment Gross Profit to Income (Loss) Before Income Taxes:
Less unallocated cost of revenue amounts:
Internal cost of content	906
Technology costs	3,576
Amortization of developed technology and platform development	3,828
Selling and marketing	5,418
General and administrative	14,696
Depreciation and amortization	2,648
Interest expense, net	8,806
Liquidated damages	228
Total unallocated costs	40,106
Income before income taxes	$24,235
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands, other than RPM)

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the SEC on March 16, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Forward-Looking Statements.”

Overview
Paradium.AI, Inc., formerly known as The Arena Group Holdings, Inc. (“Paradium.AI,” “we,” or “our”), is a technology leader in IP, data and commerce that builds and operates a unified, AI-powered ecosystem designed to empower creators, media entrepreneurs, publishers and brands to perform at the speed and scale of AI. Through our core technology platforms Encore, InfoSentience and Cutter Studios, we provide the tools, data and reach that enable businesses to serve and grow audiences and optimize for revenue success.
Impact of Macroeconomic Conditions
The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. Changes in algorithms may affect search engine rankings throughout the sector and potentially lead to decreased traffic to the Company's websites. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development. In addition, uncertainty in the global economy presents significant risks to our business. Increases in inflation, instability in the global banking system, geopolitical factors, including the ongoing conflicts in Ukraine and in the Middle East and the responses thereto, and the impact of tariffs on print production costs and the overall market for advertising may have an adverse effect on our business. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties. For additional information, see the sections titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 and in this Quarterly Report.
Key Operating Metrics
Our key operating metrics are:
•Revenue per page view (“RPM”) – represents the advertising revenue earned per 1,000 page views. It is calculated as our advertising revenue during a period divided by our total page views during that period, multiplied by 1,000; and
•Monthly average page views – represents the total number of page views in a given month or the average of each month’s page views in a fiscal quarter or year, which is calculated as the total number of page views recorded in a quarter or year divided by three months or 12 months, respectively.
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

Monthly average page views are measured across all properties hosted on the Platform, our proprietary online publishing platform that provides our owned and operated media businesses and Publisher Partners the ability to produce and manage editorially focused content through tools and services provided by us, and provide us with insight into volume, engagement and effective page management and are therefore our primary measure of traffic. We utilize a third-party source, Google Analytics, to confirm this traffic data.

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
For the three and nine months ended September 30, 2026, our RPM was $25.65 and $22.47, respectively, compared to $25.18 and $24.16 for the same periods in 2025, with the year-to-date decline reflecting audience-growth experiments we initiated in the first quarter of 2026 that in some cases reduced monetization, broader advertising yield softness across the digital media landscape, and an unfavorable shift in traffic mix away from our higher-yielding properties. Third-quarter RPM increased compared to the prior-year period as our efforts to improve monetization began to take effect. For the three and nine months ended September 30, 2026, monthly average page views were 158,115,708 and 184,020,882 compared to 235,005,836 and 328,682,166 for the same periods in 2025. The decreases were primarily attributable to algorithmic updates beginning in mid 2025 which changed external referral patterns and reduced the traffic directed to our sites. These changes adversely affected our results for the nine months ended September 30, 2026. In response, management is executing a series of initiatives designed to stabilize audience reach and improve monetization, including yield-enhancement efforts, refinements to site architecture, greater prominence for high-authority core content, and accelerated adoption of AI-driven traffic monetization tools. These actions are intended to strengthen our audience base, maximize yield per page view, and align our properties with evolving search engine indexing practices.

All dollar figures presented below are in thousands unless otherwise stated.
Liquidity and Capital Resources
Liquidity
While we continue to report positive cash flow from operations and currently maintain a cash balance of approximately $10 million, our ability to meet ongoing liquidity needs and support future growth depends, in part, on maintaining compliance with our debt covenants and our ability to sustain positive cash flow. As of September 30, 2026, we were in compliance with all debt covenants. A failure to meet these financial covenants in future periods would constitute a default under our debt agreements. In the event of a default, our lender could declare all outstanding indebtedness, together with accrued interest and fees, immediately due and payable and exercise remedies against the collateral securing such indebtedness. If repayment is accelerated, we cannot guarantee that we would have sufficient assets or access to credit to satisfy such obligations. In addition, if we cannot generate or obtain needed funds, we might be forced to make substantial reductions in our operating and capital expenses or pursue restructuring plans, which could adversely affect our business operations and execution of our strategy.

For the three and nine months ended September 30, 2026, we reported a loss from continuing operations of $3,765 and $6,599, respectively. Despite these losses, we generated positive cash flow from operations for the nine months ended September 30, 2026, and had cash and cash equivalents of $10,135 as of September 30, 2026.

Based on our current liquidity position, including cash on hand, expected operating cash flows, current operating plans and forecasts, and projected compliance with debt covenants, management believes that we have sufficient liquidity to meet our obligations as they come due for at least the next twelve months.

Cash
As of September 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $10,135 and accounts receivable, net of allowance for credit losses, of $17,682. Our cash balance as of the issuance date of our accompanying condensed consolidated financial statements is $10,317.
Debt Refinancing

Effective August 7, 2026, we entered into a new debt agreement with Renew that refinanced our existing Term Debt. In addition, the $25,000 Simplify Loan was terminated. See Note 9, Simplify Loan, and Note 10, Term Debt, in our accompanying condensed consolidated financial statements for further details.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Material Contractual Obligations
We have material contractual obligations that arise in the normal course of business primarily consisting of employment contracts, consulting agreements, leases, liquidated damages, debt and related interest payments. Purchase obligations consist of contracts primarily related to merchandise, equipment, and third party services, the majority of which are due in the next 12 months. See Note 5, Leases, Note 7, Liquidated Damages Payable, Note 9, Simplify Loan, and Note 10, Term Debt, in our accompanying condensed consolidated financial statements for amounts outstanding as of September 30, 2026, related to other material contractual obligations.
Discontinued Operations
On March 18, 2024, we discontinued the Sports Illustrated media business (the “SI Business”) that was operated under the Licensing Agreement with ABG-SI, LLC (“ABG”) dated June 14, 2019 (as amended to date, the “Licensing Agreement”). This discontinuation of the SI Business (i.e., discontinued operations) followed the termination of the Licensing Agreement by ABG on January 18, 2024. Income from our discontinued operations, net of tax, was $0 for each of the three months ended September 30, 2026 and 2025. Income from our discontinued operations, net of tax, was $0 and $96,250 for the nine months ended September 30, 2026 and 2025, respectively.
On April 29, 2025, the ABG Group Legal Matters (as further described in Note 18) were resolved through a confidential settlement with outstanding liabilities being released by all sides. The remaining assets and liabilities of the SI Business were settled.
Working Capital
We have financed our working capital requirements since inception through issuances of equity securities and various debt financings. Our working capital surplus as of September 30, 2026 and December 31, 2025 is as follows:

	As of
	September 30, 2026	December 31, 2025
Current assets	$28,766	$35,630
Current liabilities	(13,557)	(17,003)
Working capital surplus	$15,209	$18,627

As of September 30, 2026, we had working capital of $15,209, consisting of $28,766 in total current assets and $13,557 in total current liabilities as compared to working capital of $18,627 as of December 31, 2025. As of December 31, 2025, our working capital surplus consisted of $35,630 in total current assets and $17,003 in total current liabilities.
Our cash flows for the nine months ended September 30, 2026 and 2025 consisted of the following:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$2,186	$26,131
Net cash used in investing activities	(2,189)	(7,291)
Net cash used in financing activities	(200)	(10,679)

Net change in cash and cash equivalents	$(203)	$8,161
Cash and cash equivalents, end of period	$10,135	$12,523

For the nine months ended September 30, 2026, net cash provided by operating activities was $2,186, consisting primarily of $65,100 of cash received from customers, offset by $55,505 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements and professional services, and $7,409 of cash paid for interest. For the nine months ended September 30, 2025, net cash provided by operating activities was $26,131, consisting primarily of $109,374 of cash received from customers, offset by $74,521 of cash paid to employees, Publisher Partners, expert contributors, suppliers, and vendors, and for revenue share arrangements and professional services and $8,722 of cash paid for interest.

For the nine months ended September 30, 2026, net cash used in investing activities was $2,189, consisting of $970 for the acquisition of InfoSentience, net of cash acquired, $769 related to capitalized costs for our Platform and $450 related to purchases of intangible assets. For the nine months ended September 30, 2025, net cash used in investing activities was $7,291 primarily related to capitalized costs for the Company's Platform and the purchase of intangible assets. Capitalized costs decreased from the prior period, reflecting Platform consolidation and infrastructure efficiencies, including the sunsetting of legacy systems, as the Company continues to rationalize its AI technology stack.
For the nine months ended September 30, 2026, net cash used in financing activities was $200 related to the payment of debt issuance costs. For the nine months ended September 30, 2025, net cash used in financing activities was $10,679, consisting of (i) $28 for tax payments relating to the withholding of shares of common stock for certain employees upon the vesting of equity awards, and (ii) $10,651 for repayments of the Simplify Loan.
Share Repurchase Program
On July 31, 2025, we announced a share repurchase program under which we were authorized to repurchase up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. No shares were repurchased under this program prior to its expiration on July 31, 2026.

Results of Operations
Three Months Ended September 30, 2026 and 2025

The following table sets forth revenue, cost of revenue, gross profit, income from operations, income (loss) from continuing operations and net (loss) income:

	Three Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$20,544	$29,760	$(9,216)	-31.0%
Cost of revenue	14,032	14,833	(801)	-5.4%
Gross profit	6,512	14,927	(8,415)	-56.4%
Operating expenses
Selling and marketing	2,168	1,342	826	61.5%
General and administrative	4,267	3,213	1,054	32.8%
Depreciation and amortization	1,007	877	130	14.8%
Total operating expenses	7,442	5,432	2,010	37.0%
(Loss) income from operations	(930)	9,495	(10,425)	-109.8%
Total other expense	(2,550)	(2,934)	384	-13.1%
(Loss) income before income taxes	(3,480)	6,561	(10,041)	-153.0%
Income tax benefit (provision)	(285)	304	(589)	-193.8%
(Loss) income from continuing operations	(3,765)	6,865	(10,630)	-154.8%
Net (loss) income	$(3,765)	$6,865	$(10,630)	-154.8%

For the three months ended September 30, 2026, loss from continuing operations was $3,765, as compared to income from continuing operations of $6,865 in the prior period. The decline in profitability reflects a $9,216 decrease in revenue, largely attributable to lower digital advertising revenue resulting from a reduction in traffic volumes between periods. Operating expenses increased by $2,010 primarily attributable to the reversal of an employee retention tax credit recorded in April 2023 under the CARES Act that has been disallowed in the amount of $1,285, and the timing of recognition of annual incentive compensation expenses of $1,029. In addition, results were negatively impacted by a $589 variance in income taxes reflecting an income tax provision of $285 in the current period compared to a benefit of $304 in the prior period. These cost headwinds were partially offset by a reduction in cost of revenue of $801 and a reduction in interest expense of $384 reflecting the reduction in principal balances in 2026 compared to 2025.

Gross Profit
The following table sets forth revenue, cost of revenue, and gross profit:

	Three Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$20,544	$29,760	$(9,216)	-31.0%
Cost of revenue	14,032	14,833	(801)	-5.4%
Gross profit	$6,512	$14,927	$(8,415)	-56.4%
For the three months ended September 30, 2026, we generated gross profit of $6,512, as compared to $14,927 for the three months ended September 30, 2025, a decrease of $8,415. Gross margin for the three months ended September 30, 2026 was 31.7%, compared to 50.2% for the three months ended September 30, 2025. The 56% decrease in gross profit period over period is due to the decline in revenue, which outpaced the decline in cost of revenue. Our external content costs are variable and decreased with lower traffic, but a significant portion of our cost of revenue, including technology costs and internal editorial costs, is largely fixed in the near term and did not decrease in proportion to revenue, which reduced our margin on a diminished revenue base. Cost of revenue for the period also includes a portion of the write-off of an employee retention tax credit of $872 and the timing of recognition of annual incentive compensation expenses of $500, which offset some of our cost decreases.
Revenue
The following table sets forth revenue by category:

	Three Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Digital revenue:
Digital advertising	$12,340	$17,946	$(5,606)	-31.2%
Digital subscriptions	784	1,492	(708)	-47.5%
Publisher Revenue	3,209	5,495	(2,286)	-41.6%
Performance Marketing	2,792	4,043	(1,251)	-30.9%
Other digital revenue	1,312	291	1,021	350.9%
Total digital revenue	20,437	29,267	(8,830)	-30.2%
Print revenue	107	493	(386)	-78.3%
Total revenue	$20,544	$29,760	$(9,216)	-31.0%

For the three months ended September 30, 2026, total revenue decreased by $9,216, or 31.0%, to $20,544 from $29,760 for the three months ended September 30, 2025. There was a 30.2% decrease in total digital revenue from $29,267 for the three months ended September 30, 2025 to $20,437 for the three months ended September 30, 2026.
The $5,606 decrease in digital advertising revenue was primarily attributable to lower audience traffic, including the impact of search algorithm changes that reduced referral traffic, partially offset by a slight increase in monetization yield between periods. Performance marketing revenue decreased by $1,251 primarily due to lower traffic levels. Publisher revenue declined by $2,286 as traffic levels across certain distribution partners decreased from traffic levels in the same period for 2025. Digital subscription revenue decreased by $708 as we continued to reposition portions of our portfolio toward ad-supported monetization. These decreases were partially offset by a $1,021 increase in other digital revenue, primarily attributable to an increase in revenue from the ShopHQ e-commerce platform. To mitigate the impact of search and traffic related volatility, we continue to refine our content, yield and distribution strategies.

Cost of Revenue
The following table sets forth cost of revenue by category:

	Three Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
External cost of content	$3,251	$4,942	$(1,691)	-34.2%
Internal cost of content	4,993	4,783	210	4.4%
Technology costs	4,181	3,744	437	11.7%
Printing, distribution and fulfillment costs	82	(98)	180	183.7%
Amortization of developed technology and platform development	1,058	1,444	(386)	-26.7%
Other	467	18	449	2,494.4%
Total cost of revenue	$14,032	$14,833	$(801)	-5.4%

For the three months ended September 30, 2026, we recognized cost of revenue of $14,032 as compared to $14,833 for the three months ended September 30, 2025, a decrease of $801. The decrease reflects the variable nature of our content cost structure, as lower traffic volumes drove reductions of $1,691 in external cost of content. Internal cost of content increased slightly due to a write-off of an employee retention tax credit for $600 and the timing of recognition of annual incentive compensation expenses of $280, which was partially offset by cost savings due to continued cost optimization efforts during the period. We also realized increased technology costs of $272 and $220 during the period attributable to the aforementioned tax credit write-off and compensation expenses, respectively. These increased technology costs were partially offset by reduced variable technology costs due to lower traffic levels and ad-serving activity. Other costs of revenue increased due to higher costs of products sold associated with the ShopHQ e-commerce business driven by higher sales volume in 2026.
Operating Expenses
Selling and Marketing
The following table sets forth selling and marketing expenses from continuing operations by category:

	Three Months Ended September 30,
	2026	2025
Selling and marketing	$2,168	$1,342
Selling and marketing as a percentage of revenues	11%	5%

For the three months ended September 30, 2026, we incurred selling and marketing expenses of $2,168 as compared to $1,342 for the three months ended September 30, 2025. The increase of $826 reflects the write-off of an employee retention tax credit of $153, the timing of recognition of annual incentive compensation expenses of $140, and incremental marketing spend supporting the expansion of our ShopHQ e-commerce business launched in late 2025.
General and Administrative
The following table sets forth general and administrative expenses by category:

	Three Months Ended September 30,
	2026	2025
General and administrative	$4,267	$3,213
General and administrative as a percentage of revenues	21%	11%

General and administrative expenses totaled $4,267 for the three months ended September 30, 2026 compared to $3,213 for the three months ended September 30, 2025, an increase of $1,054. The increase reflects the write-off of an employee retention tax credit of $260 and the timing of recognition of annual incentive compensation expenses of $390, complemented by ongoing overhead cost optimization and incremental sublease income from facilities of $160 not present in the third quarter of 2025.
Segment Revenue
We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform & Other. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.
The following table sets forth revenue by segment:

	Three Months Ended September 30,
	2026	2025
Segment revenue:
Sports & Leisure	$6,293	$8,290
Finance	5,785	9,223

Lifestyle	6,697	9,848
Platform & Other	1,769	2,399
Total Revenue	$20,544	$29,760

Sports & Leisure – the decrease of $1,997 was primarily driven by lower digital advertising and publisher revenue, reflecting declines in referral traffic, including the impact of search engine algorithm changes.

Finance – the decrease of $3,438 was attributable to a reduction in digital advertising revenue and in performance marketing revenue, reflecting declines in referral traffic volume, including the impact of search engine algorithm changes, and a reduction in digital subscription revenue as we transition our portfolio toward more efficient, ad-supported monetization channels.

Lifestyle – the decrease of $3,151 was primarily driven by lower digital advertising and publisher revenue, reflecting declines in organic search referral traffic, including the impact of search engine algorithm changes.

Platform & Other – the decrease of $630 was primarily driven by a reduction in underperforming partner sites of $1,383, partially offset by an increase in other digital revenue attributable to the ShopHQ e-commerce business of $700.
Segment Gross Profit
The following table sets forth segment gross profit:

	Three Months Ended September 30,
	2026	2025
Segment gross profit:
Sports & Leisure	$3,009	$4,586
Finance	3,646	5,822
Lifestyle	3,761	5,920
Platform & Other	182	695
Segment gross profit	$10,598	$17,023

The $6,425 decrease in total segment gross profit across all categories was primarily driven by the aforementioned reductions in digital advertising revenue resulting from compounded traffic volume headwinds, partially offset by a modest increase in monetization rates, which collectively outpaced the variable cost savings realized from our strategic transition to an entrepreneurial publishing model. Segment gross profit was also reduced by higher internal content and technology costs attributable to the write-off of an employee retention tax credit of $872 and the timing of recognition of annual incentive compensation expenses of $500.
The following table reconciles segment gross profit to gross profit:

	Three Months Ended September 30,
	2026	2025
Segment gross profit:	$10,598	$17,023
Paradium.AI level activities
Internal cost of content	(564)	279
Technology costs	(2,464)	(931)
Amortization of developed technology and platform development	(1,058)	(1,444)
Gross profit	$6,512	$14,927

Other Expenses
The following table sets forth other expenses:

	Three Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Interest expense, net	$(2,473)	$(2,857)	$384	-13.4%
Liquidated damages	(77)	(77)	—	—%
Total other expense	(2,550)	(2,934)	384	-13.1%

Interest Expense – We incurred interest expense of $2,473 for the three months ended September 30, 2026 compared to $2,857 for the three months ended September 30, 2025. The $384 decrease in interest expense reflects lower interest charges following repayment of the Simplify Loan throughout 2025 and the $13,000 curtailment payment applied to our Term Debt in December 2025 pursuant to Amendment No. 4 to the Third Amended and Restated Note Purchase Agreement. On August 7, 2026, we entered into the 2026 Term Loan, which refinanced four predecessor debt instruments into a single term loan. In addition, the Simplify Loan was terminated. See Note 9, Simplify Loan, and Note 10, Term Debt, in our accompanying condensed consolidated financial statements for further detail.

Liquidated Damages – We recorded liquidated damages of $77 for the three months ended September 30, 2026, as compared to $77 for the three months ended September 30, 2025. The liquidated damages related to (i) certain registration rights agreements that provide for damages if we do not register certain shares of the Company’s common stock within the requisite time frame; and (ii) certain securities purchase agreements that provide for damages if we do not maintain our periodic filings with the SEC within the requisite time frame.
Nine Months Ended September 30, 2026 and 2025
The following table sets forth revenue, cost of revenue, gross profit, income from operations, income (loss) from continuing operations and net (loss) income:

	Nine Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$63,133	$106,587	$(43,454)	-40.8%
Cost of revenue	40,872	50,556	(9,684)	-19.2%
Gross profit	22,261	56,031	(33,770)	-60.3%
Operating expenses
Selling and marketing	5,844	5,418	426	7.9%
General and administrative	12,563	14,696	(2,133)	-14.5%
Depreciation and amortization	2,808	2,648	160	6.0%
Total operating expenses	21,215	22,762	(1,547)	-6.8%
(Loss) income from operations	1,046	33,269	(32,223)	-96.9%
Total other expense	(7,572)	(9,034)	1,462	-16.2%
(Loss) income before income taxes	(6,526)	24,235	(30,761)	-126.9%
Income tax benefit (provision)	(73)	(961)	888	-92.4%
(Loss) income from continuing operations	(6,599)	23,274	(29,873)	-128.4%
Income from discontinued operations, net of tax	—	96,250	(96,250)	-100.0%
Net (loss) income	$(6,599)	$119,524	$(126,123)	-105.5%
For the nine months ended September 30, 2026, loss from continuing operations was $6,599, as compared to income from continuing operations of $23,274 in the prior period. The decline in profitability was primarily attributable to a $43,454 decrease in revenue, largely attributable to lower digital advertising and performance marketing revenue resulting from lower traffic volumes, changes in referral traffic patterns and reduced monetization between periods. This revenue decline was partially offset by our flexible cost structure and expense optimization, including decreases of $9,684 in cost of revenues, $1,547 in operating expenses, $888 in income tax expense and $1,462 from interest expense.
Gross Profit
The following table sets forth revenue, cost of revenue, and gross profit:

	Nine Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$63,133	$106,587	$(43,454)	-40.8%
Cost of revenue	40,872	50,556	(9,684)	-19.2%
Gross profit	$22,261	$56,031	$(33,770)	-60.3%
For the nine months ended September 30, 2026, we generated gross profit of $22,261, as compared to $56,031 for the nine months ended September 30, 2025, a decrease of $33,770. Gross margin for the nine months ended September 30, 2026 was 35.3%, compared to 52.6% for the nine months ended September 30, 2025. The 60% decrease in gross profit period over period is due to the decline in revenue, which outpaced the decline in cost of revenue. Our external content costs are variable and decreased with lower traffic, but a significant portion of our cost of revenue, including technology costs and internal editorial costs, is largely fixed in the near term and did not decrease in proportion to revenue, which reduced our margin on a diminished revenue base.
Revenue
The following table sets forth revenue from continuing operations by category:

	Nine Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Digital revenue:
Digital advertising	$37,038	$71,456	$(34,418)	-48.2%
Digital subscriptions	2,405	4,642	(2,237)	-48.2%
Publisher Revenue	10,964	14,220	(3,256)	-22.9%
Performance Marketing	8,190	14,563	(6,373)	-43.8%
Other digital revenue	3,957	761	3,196	420.0%
Total digital revenue	62,554	105,642	(43,088)	-40.8%
Print revenue	579	945	(366)	-38.7%
Total revenue	$63,133	$106,587	$(43,454)	-40.8%
For the nine months ended September 30, 2026, total revenue decreased by $43,454, or 40.8%, to $63,133 from $106,587 for the nine months ended September 30, 2025. There was a 40.8% decrease in total digital revenue from $105,642 for the nine months ended September 30, 2025 to $62,554 for the nine months ended September 30, 2026.
Digital revenue declined year over year primarily as search and referral traffic pressures reduced advertising impressions and high-intent commerce activity. Digital advertising revenue decreased $34,418 due to lower audience traffic and traffic referral patterns, while performance marketing revenue decreased $6,373 due to lower commerce-oriented traffic and changes in affiliate rates. Digital subscription revenue decreased $2,237 as we continued to reposition portions of our portfolio toward ad-supported monetization models. Publisher revenue decreased $3,256 due to softening traffic across certain distribution partners These declines were partially offset by a $3,196 increase in Other digital revenue, primarily from the ShopHQ e-commerce business, which broadened our revenue base by adding transaction-based e-commerce capabilities and incremental first-party customer engagement opportunities. Management continues to address traffic volatility through ongoing refinement of content, distribution and yield strategies, while also pursuing revenue diversification initiatives intended to reduce reliance on search-driven advertising revenue over time.

Cost of Revenue
The following table sets forth cost of revenue by category:

	Nine Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
External cost of content	$10,745	$17,664	$(6,919)	-39.2%
Internal cost of content	14,203	18,053	(3,850)	-21.3%
Technology costs	10,490	11,121	(631)	-5.7%
Printing, distribution and fulfillment costs	315	(134)	449	335.1%
Amortization of developed technology and platform development	3,186	3,828	(642)	-16.8%
Other	1,933	24	1,909	7954.2%
Total cost of revenue	$40,872	$50,556	$(9,684)	-19.2%
For the nine months ended September 30, 2026, we recognized cost of revenue of $40,872 as compared to $50,556 for the nine months ended September 30, 2025, a decrease of $9,684. The decrease reflected our ability to flex portions of our cost structure in response to lower traffic and revenue levels, including reduced external cost of content and active reductions of internal cost of content. We also benefited from lower technology costs as reduced traffic and ad-serving volumes lowered variable platform costs. These savings were partially offset by higher cost of products sold from the ShopHQ e-commerce operations beginning in the fourth quarter of 2025.
Operating Expenses
Selling and Marketing
The following table sets forth selling and marketing expenses from continuing operations by category:

	Nine Months Ended September 30,
	2026	2025
Selling and marketing	$5,844	$5,418
Selling and marketing as a percentage of revenues	9%	5%
For the nine months ended September 30, 2026, we incurred selling and marketing expenses of $5,844 as compared to $5,418 for the nine months ended September 30, 2025. The $426 increase was primarily attributable to marketing investments supporting the growth of our ShopHQ e-commerce business, which was launched in late 2025, partially offset by continued optimization across advertising and marketing operations tools. Although selling and marketing costs increased only modestly period over period, they still represent a higher percentage of revenues in the current period due to the decline in revenue levels between periods.
General and Administrative
The following table sets forth general and administrative expenses by category:

	Nine Months Ended September 30,
	2026	2025
General and administrative	$12,563	$14,696
General and administrative as a percentage of revenues	20%	14%
For the nine months ended September 30, 2026, we incurred general and administrative expenses of $12,563 as compared to $14,696 for the nine months ended September 30, 2025. The $2,133 decrease primarily reflected lower legal and other professional fees of $1,018 following the successful resolution of certain legacy corporate matters, as well as continued

overhead spending optimization, lower bad debt expense from improved accounts receivable collections processes, and reduced corporate and state sales and use tax-related costs of $405 associated with lower revenue levels. Although general and administrative costs decreased period over period, they still represent a higher percentage of revenues in the current period due to the decline in revenue levels between periods.
Segment Revenue
We report our segment results as Sports & Leisure, Finance, Lifestyle, and Platform & Other. Additionally, certain expenses are not allocated to our segments because they represent centralized activities which cannot be accurately allocated.
The following table sets forth revenue by segment:

	Nine Months Ended September 30,
	2026	2025
Segment revenue:
Sports & Leisure	$18,606	$37,476
Finance	16,910	30,418
Lifestyle	21,329	30,002
Platform & Other	6,288	8,691
Total Revenue	$63,133	$106,587
Sports & Leisure – the decrease of $18,870 was primarily driven by lower digital advertising revenue, reflecting declines in organic search referral traffic, including the impact of search engine algorithm changes, and lower monetization rates. In addition, performance marketing revenue declined due to reduced traffic and changes in affiliate partner commission structures, and publisher revenue decreased due to softening traffic levels.

Finance – the decrease of $13,508 primarily reflected lower digital advertising and performance marketing revenues from declines in organic search referral traffic, including the impact of search engine algorithm changes, and lower monetization, and reduced digital subscription revenue as we continued transitioning portions of our portfolio toward ad-supported monetization channels.

Lifestyle – the decrease of $8,673 was primarily driven by lower digital advertising revenue, reflecting declines in organic search referral traffic, including the impact of search engine algorithm changes. In addition, publisher revenue decreased due to softening traffic levels.

Platform & Other – the decrease of $2,403 was primarily driven by a reduction in underperforming partner sites for $5,016, partially offset by an increase in other digital revenue attributable to our ShopHQ e-commerce business of $2,476.
Segment Gross Profit
The following table sets forth segment gross profit:

	Nine Months Ended September 30,
	2026	2025
Segment gross profit:
Sports & Leisure	$8,978	$23,012
Finance	10,769	20,114
Lifestyle	12,287	18,125
Platform & Other	835	3,090
Segment gross profit	$32,869	$64,341

The $31,472 decrease was primarily attributable to lower digital advertising revenue as a result of traffic-volume headwinds and lower monetization rates, which reduced digital advertising revenue across the portfolio. Revenue declines were partially offset by reductions in external cost of content under the entrepreneurial publishing model. Internal content costs and technology-related expenses were also reduced.
The following table reconciles segment gross profit to gross profit:

	Nine Months Ended September 30,
	2026	2025
Segment gross profit:	$32,869	$64,341
Paradium.AI level activities
Internal cost of content	(1,556)	(906)
Technology costs	(5,866)	(3,576)
Amortization of developed technology and platform development	(3,186)	(3,828)
Gross profit	$22,261	$56,031
Other Expenses
The following table sets forth other expenses:

	Nine Months Ended September 30,		2026 versus 2025
	2026	2025	$ Change	% Change
Interest expense	(7,344)	(8,806)	$1,462	-16.6%
Liquidated damages	(228)	(228)	$—	—%
Total other expense	$(7,572)	$(9,034)	$1,462	-16.2%
Interest Expense – We incurred interest expense of $7,344 for the nine months ended September 30, 2026 compared to $8,806 for the nine months ended September 30, 2025. The $1,462 decrease in interest expense reflects lower interest charges following repayment of the Simplify Loan throughout 2025 and the $13,000 curtailment payment applied to our Term Debt in December 2025 pursuant to Amendment No. 4 to the Third Amended and Restated Note Purchase Agreement. On August 7, 2026, we entered into the 2026 Term Loan, which refinanced four predecessor debt instruments into a single term loan and eliminated the Simplify Loan. See Note 9, Simplify Loan, and Note 10, Term Debt, in our accompanying condensed consolidated financial statements for further detail.
Liquidated Damages – We recorded liquidated damages of $228 for each of the nine months ended September 30, 2026 and September 30, 2025. The liquidated damages related to (i) certain registration rights agreements that provide for damages if we do not register certain shares of the Company’s common stock within the requisite time frame; and (ii) certain securities purchase agreements that provide for damages if we do not maintain our periodic filings with the SEC within the requisite time frame.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”); however, management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods. We believe Adjusted EBITDA provides visibility to the underlying continuing operating performance by excluding the impact of certain items that are noncash in nature or not related to our core business operations. We calculate Adjusted EBITDA as net (loss) income as adjusted for income from discontinued operations, interest expense (net), income taxes, and depreciation and amortization. We further adjust for stock-based compensation and other special items that do not reflect our ongoing core operational performance, such as impairment costs, third-party vendor or professional settlement fees, liquidated damages, and government tax incentive credits. Our non-GAAP measure may not be comparable to similarly titled measures used by other companies, have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-

GAAP measure as superior to, or a substitute for, the equivalent measure calculated and presented in accordance with GAAP. Some of the limitations are that our non-GAAP measure:

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

●	does not reflect any losses from the impairment of assets, which is a noncash operating expense;
●	does not reflect any losses from the sale of assets, which is a noncash operating expense;
●	does not reflect the employee retention credits recorded by us for payroll related tax credits under the CARES Act;
●	does not reflect payments related to employee restructuring charges for our former executives;
●
does not reflect the professional and vendor fees incurred by us for services provided by consultants, accountants, lawyers, and other vendors, which services were related to certain types of events that are not reflective of our business operations;

●	may not reflect proper non-direct cost allocations; and
●	does not reflect acquisition-related fair value adjustments.

The following table presents a reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(3,765)	$6,865	$(6,599)	$119,524
Less: (Income) from discontinued operations	—	—	—	(96,250)
(Loss) income from continuing operations	(3,765)	6,865	(6,599)	23,274
Add:
Interest expense, net (1)	2,473	2,857	7,344	8,806
Income taxes	285	(304)	73	961
Depreciation and amortization (2)	2,065	2,321	5,994	6,476
Stock-based compensation (3)	20	85	129	417
Write-off of employee retention tax credit (4)	1,285	—	1,285	—
Liquidated damages (5)	77	77	228	228
Other (6)	—	—	97	—
Adjusted EBITDA	$2,440	$11,901	$8,551	$40,162

(1)
Interest expense is related to our capital structure and varies over time due to a variety of financing transactions. Interest expense includes $11 and $32 for amortization of debt costs for the three months ended September 30, 2026 and 2025, respectively. Interest expense includes $39 and $95 for amortization of debt discounts for the nine months ended September 30, 2026 and 2025, respectively. These amounts are noncash items. Investors should note that cash interest payments will recur in future periods.

(2)
Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $1,058 and $1,444 for the three months ended September 30, 2026 and 2025, respectively, and depreciation and amortization is included within operating expenses of $1,007 and $877 for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization related to our developed technology and our Platform is included within cost of revenues of $3,186 and $3,828 for the nine months ended September 30, 2026 and 2025, respectively, and depreciation and amortization is included within operating expenses of $2,808 and $2,648 for the nine months ended September 30, 2026 and 2025, respectively. We believe (i) the amount of depreciation and amortization expense in any specific period may not directly correlate to the underlying performance of our business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired tangible and intangible assets. Investors should note that the use of tangible and intangible assets contributed to revenue in the periods presented and will contribute to future revenue generation and should also note that such expense will recur in future periods.

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

(4)	Reversal of employee retention tax credit recorded in April 2023 under the CARES Act that has been disallowed.
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

(6)	Represents acquisition-related fair value adjustments associated with contract assets acquired in the Parade acquisition in 2023. Management excludes these transaction-related adjustments as they are not reflective of our ongoing operational performance.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. These controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding disclosure. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 16, 2026, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to a material weakness related to the design and maintenance of effective controls over the completeness and accuracy of information received from a third-party programmatic advertising services provider used in recording certain advertising revenues. This matter did not result in a material misstatement to our Consolidated Financial Statements for the year ended December 31, 2025, or any reporting period; however, it created a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
Pursuant to our remediation plan, management executed the following actions:
i.Expanded and formalized documentation surrounding the review and oversight procedures performed to validate data provided by the third-party ad programmatic advertising services provider;
ii.Provided training to relevant financial and operational personnel on enhanced documentation and verification requirements; and
iii.Implemented additional controls to independently verify the completeness and accuracy of third-party data used in financial reporting.
We have completed our design, documentation, implementation, and testing of these newly enhanced control activities. Management has evaluated the operating effectiveness of these controls and determined that, as of September 30, 2026, these controls were operating effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.
Changes in Internal Control over Financial Reporting
Except as described above under “Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting”, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to attract and retain publisher partners, expert contributors, audience, and customers depends on our capacity to develop and support innovative products and services, including through developing or deploying emerging technologies such as artificial intelligence. Some of our products, services, publishing tools and processes leverage AI, including machine learning, Generative AI, Deterministic AI, and Agentic AI, and we continue to make investments in initiatives focused on the further development and deployment of these technologies. However, there is no assurance that our use or development of AI will enhance our offerings or services or their marketability, improve operating results, or deliver anticipated benefits, and our initiatives involving AI may be unsuccessful. While implementation of these technologies offers the potential for innovation and competitive differentiation, it also poses significant risks and uncertainties, especially given the early stage of their commercial adoption. The use of AI in our initiatives and offerings or services, or in our internal business operations, may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, misappropriation or leakage of proprietary, confidential and personal information, defamation, data privacy, and cybersecurity. Furthermore, the use of AI in the creation of content could have an adverse impact on both traffic and revenue. Any error, defect, or vulnerability in our AI-powered business processes could undermine the quality of our offerings and services, adversely impact our partners’ businesses, subject us or our partners to regulatory scrutiny, fines or litigation and cause reputational harm.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Repurchases of Equity Securities
During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock under its previously announced share repurchase program. As of September 30, 2026, no shares remained available for repurchase under the program. The following table sets forth certain information with respect to repurchases of our common shares during the three months ended September 30, 2026:

Period	Total number of shares (or units) purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
Jul 1- Jul 31, 2026	0	$—	0	3,000,000
Aug 1- Aug 31, 2026	0	—	0	0
Sep 1- Sep 30, 2026	0	—	0	0
Total	0	$—	0

(1) Average price paid per share includes broker commissions, if any.
(2) On July 31, 2025, we announced a share repurchase program under which we were authorized to repurchase up to 3 million shares of our common stock through July 31, 2026, from time to time through open-market transactions, privately negotiated transactions, or otherwise, including under Rule 10b5-1 trading plans, subject to market conditions, share price, and other factors. No shares were repurchased under this program prior to its expiration on July 31, 2026.

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
3.11
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, effective August 31, 2026, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 10, 2026.

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
10.1
Loan Agreement, dated August 7, 2026, between The Arena Group Holdings, Inc. and Renew Group Private Limited, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2026.

10.2
Promissory Note, dated August 7, 2026, issued by The Arena Group Holdings, Inc. to Renew Group Private Limited, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2026.

10.3	Strategic Platform Agreement dated September 14, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2026.
31.1*	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Chief Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
*Filed herewith.
**This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADIUM.AI, INC.

Date: November 9, 2026	By:	/s/ PAUL EDMONDSON
Paul Edmondson
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ GEOFFREY WAIT
Geoffrey Wait
Principal Financial Officer